Form 10QSB
period 2000-09-30
PRECOM TECHNOLOGY INC
filed 2000-11-16
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                      FORM 10-QSB
<P>
                        (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
<P>
      For the quarterly period ended September 30, 2000
<P>
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
<P>
    For the transition period from               to
<P>
             Commission File No.
<P>
                   PRECOM TECHNOLOGY, INC.
     (Name of Small Business Issuer in Its Charter)
<P>

Florida                                              06-1588136
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)
<P>

2001 West Main Street, Suite 208, Stamford, CT     06902
(Address of Principal Executive Offices)         (Zip Code)
<P>
                     (203) 961-0306
      (Issuer's Telephone Number, Including Area Code)
<P>
Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.
<P>
                   Yes         No X
<P>
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2000, the Company had 19,458,522 shares of Common Stock outstanding, $0.001 par value.
<P>
                   PRECOM TECHNOLOGY, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND 1999
<P>
Part I - FINANCIAL INFORMATION
<P>

                        TABLE OF CONTENTS
                                                                        Page No.
<P>
INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                      1
<P>
FINANCIAL STATEMENTS
<P>
       Balance Sheets                                                       2
<P>
       Statements of Operations                                             3
<P>
       Statement of Changes in Stockholders' Equity (Deficit)               4
<P>
       Statements of Cash Flows                                         5 - 6
<P>
       Notes to Financial Statements                                   7 - 11
<P>
Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                11-12
<P>
PART II - OTHER INFORMATION                                                13
<P>
Item 1. Legal Proceedings                                                  13
<P>
Item 2. Changes in Securities                                              13
<P>
Item 3. Defaults Upon Senior Securities                                    14
<P>
Item 4. Submission of Matters to a Vote of Security Holders                14
<P>
Item 5. Other Information                                                  14
<P>
Signatures                                                                 14
<P>

<P>
PART I - FINANCIAL INFORMATION
<P>
Item 1. Financial Statements:
<P>
BASIS OF PRESENTATION
<P>
The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000. The financial statements are presented on the accrual basis.
<P>
         INDEPENDENT ACCOUNTANTS' REVIEW REPORT
<P>
To the Board of Directors and Stockholders
Precom Technology, Inc.
Stamford, Connecticut
<P>
We have reviewed the accompanying balance sheets of Precom Technology, Inc. as of September 30, 2000 and 1999 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three and nine months then ended, and for the period from September 1, 1996 (date of inception) to September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Precom Technology, Inc.
<P>
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
<P>
Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
<P>
As discussed in Note 6, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.
<P>
Moffitt & Company, P.C.
Scottsdale, Arizona
<P>
October 26, 2000
<P>

                         PRECOM TECHNOLOGY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                            SEPTEMBER 30, 2000
                              (UNAUDITED)
<P>
                                ASSETS
                                                   2000          1999
                                              ----------------------------
TOTAL ASSETS                                  $          0    $          0
                                              ============================
<P>
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
<P>
CURRENT LIABILITIES
  Accounts payable
    Stock Transfer Agent                      $     15,000     $    15,000
    Greenwich Financial Group                       39,200               0
                                              -----------------------------
            TOTAL CURRENT LIABILITIES               54,200          15,000
<P>
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $ 0.001 per share
     Authorized 10,000,000 shares
     Issued and outstanding - 0 - shares                 0
  Common stock, par value $ 0.001 per share
     Authorized 50,000,000 shares
     Issued and outstanding
      19,208,522 shares in 1999                          0          19,209
      19,458,522 shares in 2000                     19,459               0
  Paid in capital in excess of par
   value of stock                                  345,904         339,184
  Deficit accumulated during the
   development stage                             ( 419,563)      ( 373,393)
                                               -----------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              ( 54,200)       ( 15,000)
                                               -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                             $          0     $         0
                                              ==============================
<P>
See Accompanying Notes and Independent Accountant's Review Report
<P>
                                      -2-
<P>

                              PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
            FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                                 Three                  Nine
                                                 Months                 Months
                                                 Ended                  Ended
                                           September 30, 2000      September 30, 2000
                                           -------------------------------------------
REVENUE                                       $             0      $                0
<P>
DEVELOPMENT COSTS                                      22,000                  46,170
                                              ----------------------------------------
NET (LOSS)                                    $      ( 22,000)     $         ( 46,170)
                                              ========================================
NET (LOSS) PER COMMON SHARE
<P>
       BASIC AND DILUTED                      $           .00      $              .00
                                              ========================================
<P>
WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES
       OUTSTANDING
<P>
       BASIC AND DILUTED                           19,308,522              19,308,522
                                              ========================================
<P>
Continue on next page
<P>

                              PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
            FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                    CONTINUED
                                    ---------
                                   Three                  Nine          June 27, 1998
                                   Months                 Months        (Date of
                                   Ended                  Ended         Inception to
                              September 30, 1999    September 30, 1999 September 30, 2000
                              -----------------------------------------------------------
REVENUE                        $             0      $             0    $               0
<P>
DEVELOPMENT COSTS                            0                7,249              419,563
                              -----------------------------------------------------------
NET (LOSS)                     $             0      $        (7,249)   $        (419,563)
                              ===========================================================
NET (LOSS) PER COMMON SHARE
<P>
       BASIC AND DILUTED       $           .00      $           .00
                              ========================================
<P>
WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES
       OUTSTANDING
<P>
       BASIC AND DILUTED            19,208,522           19,208,522
                              ========================================
<P>
See Accompanying Notes and Independent Accountant's Review Report.
<P>
                                        -3-
<P>

                             PRECOM TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM SEPTEMBER 1, 1996
                      (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                    (UNAUDITED)
                                        Preferred Stock               Common Stock
                                       Shares       Amount           Shares      Amounts
                                     ----------------------------------------------------
September 1, 1996
   (Date if inception)                       0     $        0              0   $       0
<P>
September, 1996 - Share issued
 for services                                0              0      1,000,000       1,000
<P>
October, 1996 - Shares issued
 for cash                                    0              0      1,000,000       1,000
<P>
Net (loss) for the period from
  September 1, 1996 to December 31, 1996     0              0              0           0
                                     ----------------------------------------------------
BALANCE, DECEMBER 31, 1996                   0              0      2,000,000       2,000
<P>
March 1997 - Shares issued for cash          0              0      4,000,000       4,000
<P>
March 1997 - Shares issued for
 settlement of
 failed mergers                              0              0      7,208,522       7,209
<P>
Net (loss) for the year ended
   December 31, 1997                         0              0              0           0
                                     ----------------------------------------------------
BALANCE, DECEMBER 31, 1997                   0              0     13,208,522      13,209
<P>
August 1998 - Shares issued for services     0              0      6,000,000       6,000
<P>
Net (loss) for the year ended
   December 31, 1998                         0              0              0           0
                                     ----------------------------------------------------
BALANCE, DECEMBER 31, 1998                   0              0     19,208,522      19,209
<P>
Net (loss) for the year ended
   December 31, 1999                         0              0              0           0
                                     ----------------------------------------------------
BALANCE, DECEMBER 31, 1999                   0              0     19,208,522      19,209
<P>
August 2000 - issuance of common stock for
   Provence Capital Corporation, Inc.        0              0        250,000         250
<P>
Net (loss) for the nine months ended
   September 30, 2000                        0              0              0           0
                                     ----------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                  0   $          0     19,458,522  $   19,459
                                     ====================================================
<P>
Continue on next page

                               PRECOM TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM SEPTEMBER 1, 1996
                      (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                    (UNAUDITED)
                                     CONTINUED
                                     ---------
                                              Paid in           Deficit
                                              Capital in        Accumulated
                                              Excess of         During the
                                              Par Value         Development
                                              of Stock          Stage
                                           ------------------------------------
September 1, 1996
   (Date if inception)                      $        0           $       0
September, 1996 - Share issued
 for services                                        0                   0
<P>
October, 1996 - Shares issued
 for cash                                       49,184                   0
<P>
Net (loss) for the period from
  September 1, 1996 to December 31, 1996             0             (16,703)
                                     -------------------------------------------
BALANCE, DECEMBER 31, 1996                      49,184             (16,703)
<P>
March 1997 - Shares issued for cash            196,000                   0
<P>
March 1997 - Shares issued for
 settlement of
 failed mergers                                      0                   0
<P>
Net (loss) for the year ended
   December 31, 1997                                 0            (178,200)
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1997                     245,184            (194,903)
<P>
August 1998 - Shares issued for services        94,000                   0
<P>
Net (loss) for the year ended
   December 31, 1998                                 0            (171,241)
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1998                     339,184            (366,144)
<P>
Net (loss) for the year ended
   December 31, 1999                                 0              (7,249)
                                     --------------------------------------------
BALANCE, DECEMBER 31, 1999                     339,184            (373,393)
<P>
August 2000 - issuance of common stock for
   Provence Capital Corporation, Inc.            6,720                   0
<P>
Net (loss) for the nine months ended
   September 30, 2000                                0             (46,170)
                                     --------------------------------------------
BALANCE, SEPTEMBER 30, 2000           $        345,904      $     (419,563)
                                     ============================================
See Accompanying Notes and Independent Accountant's Review Report.
<P>
                                       -4-
<P>

                               PRECOM TECHNOLOGY, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                               TO SEPTEMBER 30, 2000
                                    (UNAUDITED)
                                      Nine Months Ended          September 1, 1996
                                      September 30,             (Date of Inception) to
                                     2000          1999          September 30,2000
                                   -----------------------------------------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
    Net (loss)                     $   ( 46,170) $   (7,249)     $      ( 419,563)
    Adjustments to reconcile net (loss)
     to net cash (used) by operating
      activities:
      Stock issued for failed mergers         0           0                 7,209
      Stock issued by services                0           0               101,000
      Stock issued for merger expenses    6,970       7,249                14,219
   Changes in operating assets and
      liabilities:
     Accounts payable                    39,200           0                54,200
                                   -----------------------------------------------------
          NET CASH (USED) BY
             OPERATING ACTIVITIES             0           0             ( 242,935)
                                    ----------------------------------------------------
CASH FLOWS FROM INVESTING
   ACTIVITIES                                 0           0                     0
                                    ----------------------------------------------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from issuance of
     common stock                             0           0             ( 242,935)
                                    ----------------------------------------------------
          NET CASH PROVIDED BY
             FINANCING ACTIVITIES             0           0             ( 242,935)
                                    ----------------------------------------------------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                       0           0                     0
<P>
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                     0           0                     0
                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                $          0  $        0          $          0
                                    ====================================================
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
<P>
       INTEREST PAID               $          0  $        0          $          0
                                    ====================================================
       TAXES PAID                  $          0  $        0          $          0
                                    ====================================================
<P>
See Accompanying Notes and Independent Accountant's Review Report.
<P>
                                       -5-
<P>

                              PRECOM TECHNOLOGY, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
               FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                    (UNAUDITED)
                                    Nine Months Ended          September 1, 1996
                                    September 30,             (Date of Inception) to
                                   2000          1999          September 30,2000
                                  ------------------------------------------------------
SCHEDULE OF NON CASH
   FINANCING ACTIVITIES
<P>
   ISSUANCE OF COMMON STOCK
     FOR FAILED MERGERS           $         0 $         0      $          7,209
                                  ======================================================
   ISSUANCE OF COMMON STOCK
     FOR SERVICES                 $         0 $         0      $        101,000
                                  ======================================================
   ISSUANCE OF COMMON STOCK
     FOR MERGER EXPENSES          $     6,970 $     7,249      $         14,219
                                  ======================================================
<P>
See Accompanying Notes and Independent Accountant's Review Report.
<P>
                                                -6-
<P>

<P>
                 PRECOM TECHNOLOGY, INC.
              (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999
                       (UNAUDITED)
<P>
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
<P>
Nature of Business
------------------
<P>
Precom Technology, Inc. was organized on September 1, 1996, under the laws of the State of Florida. The company is in the development stage and does not have any planned activities.
<P>
Name Changes
-------------
<P>
The company has changed its name as follows:
     At date of incorporation - Fairbanks, Inc.
     April 1997 - Jet Vacations, Inc.
     May 1998 - Precom Technology, Inc.
<P>
Cash and Cash Equivalents
-------------------------
<P>
     For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
<P>
Accounting Estimates
--------------------
<P>
     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.
<P>
Income Taxes
------------
<P>
     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
<P>
                            -7-
<P>
                PRECOM TECHNOLOGY, INC.
             (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS
              SEPTEMBER 30, 2000 AND 1999
                     (UNAUDITED)
<P>
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
<P>
Net (Loss) Per Share
--------------------
<P>
The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.
<P>
NOTE 2     DEVELOPMENT STAGE OPERATIONS
<P>
As of September 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.
<P>
     The company expensed $22,000 of development costs for the nine months ended September 30, 2000 and $419,563 for the period from September 1, 1996 (date of inception) to September 30, 2000.
<P>
NOTE 3     INCOME  TAXES
<P>
     (Loss) before income taxes          $    ( 46,170)
<P>
     The provision for income taxes is
       estimated as follows:
     Currently payable                   $           0
                                        -----------------
     Deferred                            $           0
                                        -----------------
     A reconciliation of the provision for income
       taxes compared with the amounts at the Federal Statutory income tax rates is as follows:
<P>
                            -8-
<P>
                 PRECOM TECHNOLOGY, INC.
              (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999
                      (UNAUDITED)
<P>
NOTE 3     INCOME  TAXES (CONTINUED)
<P>
     Tax at Federal Statutory
        income tax rates                $           0
                                        -----------------
     Deferred income tax assets and liabilities
       reflect the impact of temporary differences
       between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax
       laws.
<P>
The net deferred tax asset is:          $           0
                                       -------------------
The net deferred tax liability is:      $           0
                                       -------------------
     Temporary differences and carry forwards that
       give rise to deferred tax assets and liabilities
       include the following:
<P>
                                      Deferred Tax
                                      ------------
                                Assets          Liabilities
                                 ---------------------------
     Net operating losses     $      59,000     $        0
<P>
     Valuation allowance             59,000              0
                                ---------------------------
      Total deferred taxes    $           0     $        0
                                ===========================
<P>
     A reconciliation of the valuation allowance
        is as follows:
<P>
     Balance, January 1, 2000           $      56,009
<P>
     Addition for the nine months
       ended September 30, 2000                 2,991
                                        ------------------
     Balance, September 30, 2000        $      59,000
                                        ==================
<P>
                            -9-
<P>
                 PRECOM TECHNOLOGY, INC.
              (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999
                      (UNAUDITED)
<P>
NOTE 4     NET OPERATING LOSS CARRYFOWARDS
<P>
     The company has the following net operation loss carryforwards at September 30, 2000:

          Tax Year          Amount          Expiration date
     ----------------------------------------------------------
     December 31, 1996     $          16,703     2016
     December 31, 1997               178,200     2017
     December 31, 1998               171,241     2018
     December 31, 1999                 7,249     2019
     December 31, 2000                46,170     2020
                           ------------------
                           $         419,563
                           ==================

<P>
     Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards.
<P>
NOTE 5     PREFERRED STOCK
<P>
     No rights or preferences have been assigned to the
preferred stock.
<P>
NOTE 6     GOING CONCERN
<P>
     These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $419,563 from inception. In addition, the company has abandoned all development activities, and has no assets. These factors raise doubt as to the company's ability to continue as a going concern.
<P>
NOTE 7     UNAUDITED FINANCIAL INFORMATION
<P>
     The accompanying financial information as of September 30, 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.
<P>
NOTE 8     BUSINESS COMBINATION
<P>
     In August 2000, the company completed a merger with Provence Capital Corporation, Inc. by exchanging 250,000 shares of common stock for 100% of the outstanding shares of Provence Capital Corporation, Inc.
<P>
                           -10-
<P>
                PRECOM TECHNOLOGY, INC.
             (A DEVELOPMENT STAGE COMPANY)
             NOTES TO FINANCIAL STATEMENTS
              SEPTEMBER 30, 2000 AND 1999
                     (UNAUDITED)
<P>
NOTE 8     BUSINESS COMBINATION(CONTINUED)
<P>
     The merger has been accounted for as a pooling of interest and the company recorded the merger as follows:
<P>
     Increase in common stock          $          250
<P>
     Increase in paid in capital in
       excess of par value of stock             6,720
<P>
     Increase in development costs for
      the year 2000                             6,970
<P>
     The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:
<P>

                                               1999          1998
                                             -----------------------
     Net sales
         Precom Technology, Inc.              $       0   $       0
         Provence Capital Corporation, Inc.           0           0
<P>
     Net (loss)
         Precom Technology, Inc.               ( 42,170)    ( 7,249)
         Provence Capital Corporation, Inc.     ( 6,970)          0

<P>
     There were no material transactions between Precom
Technology, Inc. and Provence Capital Corporation, Inc.
prior to the merger.  The effects of conforming Provence
Capital Corporation, Inc.'s accounting policies to those of
Precom Technology, Inc. were not material.
<P>
                           -11-
<P>
Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations
<P>
                  PRECOM TECHNOLOGY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS
<P>
Forward-Looking Statements
--------------------------
<P>
Forward-looking statements, based on management's current
views and assumptions, are made throughout the Management's
Discussion and Analysis and elsewhere in this report to
stockholders. These statements are subject to certain risks
and uncertainties that could cause actual results to differ
materially from historical results and those presently
anticipated or projected. Among the factors that may affect
operating results are the following: success of the
Company's change in focus; competitive environment; and
general economic conditions.
<P>
Results of Operations
---------------------
<P>

                               Quarter Ended          Nine Months Ended
                                September 30,           September 30,
                              2000        1999        2000       1999
                            ---------------------------------------------
Net Sales               $        0      $       0    $      0   $       0
Cost of Sales (Development
 Sales)                         22              0          46           7
Gross Profit                   <22>             0         <46>         <7>

<P>
Future Outlook
----------
<P>
Headquartered in Stamford, Connecticut, the Company intends to merge with another company which features high technology advanced products and new ventures in distribution areas for the emerging disc industry (DVD).
<P>
The Company will begin a marketing campaign in the computer and digital areas, in a direction preparing for the expansion of DVD technologies. Its goal is to expand current operations to include extended film libraries in the DVD markets as well as to create consumer disc and interactive products currently unparalleled in the marketplace.
<P>
To develop these markets, the Company intends to merge with a company that will have licensing, new productions and an aggressive marketing campaign which will insure greater market penetration and exploitation into the DVD market.
The Company intends to acquire rights from independent and major film studios which will develop substantially more products utilizing an already existent sales base without the pitfalls of a start-up company.
<P>
PART II - OTHER INFORMATION
<P>
Item 1. Legal Proceedings. None.
<P>
Item 2. Changes in Securities. See Item 4. below.
<P>
Item 3. Defaults Upon Senior Securities. None.
<P>
Item 4. Submission of Matters to a Vote of Security Holders.
<P>
In August 2000; a majority of the shareholders of the Company approved the Stock Acquisition and Reorganization Agreement with Provence Capital Corporation, Inc. and the issuance of 250,000 shares of the Company to Provence shareholders in accordance therewith. To date, such shares have not been issued.
<P>
Item  5.   Other information.  None.
<P>
Item 6. Exhibits and reports on Form 8-K. On September 12, 2000, the Company filed an 8-K12G3 with the Securities and Exchange Commission. (SEC File No. 000-31507)
<P>
Exhibit 27 - Financial Date Schedule - Electronic Filing
Only
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.
<P>
                           Precom Technology, Inc.,
                           a Florida corporation
<P>
                           By: /s/ Nicholas M. Calapa
                               -------------------------
                                   Nicholas M. Calapa
                                   President
<P>
DATED: November 16, 2000
<P>
<P>