Form 10KSB
period 2000-12-31
PRECOM TECHNOLOGY INC
filed 2001-04-02
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended

                                December 31, 2000

                            Commission File #0-31507

                             PRECOM TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida

         (State or other jurisdiction of incorporation or organization)

                                   06-1588136

                      (IRS Employer Identification Number)

              2001 West Main Street, Suite 208, Stamford, CT 06902 (Address of
               principal executive offices )(Zip Code)

                                 (203) 961-0306
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2000: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2001, was: $1,352,862

Number of shares of the registrant's common stock outstanding as of March 30, 2001 was: 1,940,850

Transfer Agent as of March 30, 2001:   Interstate Transfer Company
                                       6084  South 900 East, Suite 101
                                       Salt Lake City, Utah 84121

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a publicly traded company listed on the NQB Pink Sheets under the symbol PMMT. We recently received approval from the NASD to trade on the OTC Electronic Bulletin Board. Headquartered in Stamford, Connecticut, we intend to merge with another company. Previously, we were negotiating to merge with another company in the emerging disc industry (DVD). Such meregr candidate is no longer interested in merging with us.

FORMATION

We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc.
On April 18, 1997, we filed an amendment to our incorporation document changing our name to Jet Vacation, Inc. On May 11, 1998 we filed an amendment to our incorporation document changing our name to Precom Technology, Inc. Although, we were founded in 1996, our business plan is presently being restructured and redeveloped. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. Such risks include, but are not limited to, an evolving and unproven business model and the management of growth.

We are in the process of restructuring and finding a merger candidate in an undetermined industry. We have no assets. To date, we have created little revenues and as a result of the significant expenditures that we plan to make in seeking a merger candidate, we expect that we will continue to incur significant operating losses and negative cash flows from operations on both a quarterly and annual basis for the foreseeable future. For these and other reasons, there can be no assurance that we will ever achieve or be able to sustain profitability.

        DEPENDENCE ON KEY MANAGEMENT. The Company is highly dependent on the services of Nicholas M. Calapa, President of the Company and Bruce Keller, Vice President and Secretary of the Company. The loss of their services could have a materially adverse impact on the Company. The Company does not currently maintain any key-man life insurance policy with respect to these key management personnel.

        POSSIBLE DIFFICULTY IN RAISING ADDITIONAL EQUITY CAPITAL. There is no assurance that the Company will be able to raise equity capital in an amount which is sufficient to continue operations. In the event the Company requires financing, the Company will seek such financing through bank borrowing, debt or equity financing, corporate partnerships or otherwise. There can be no assurance that such financing will be available to the Company on acceptable terms, if at all. The Company does not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of the Company's Common Stock or Preferred Stock on terms that have not yet been established.

       DIVIDENDS NOT LIKELY. No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be paid on the Common Stock of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

We presently operate our business out of the headquarters of Greenwich Financial Group, the business of our principals Nichola M. Calapa and Bruce Keller. Greenwich Financial Group does not charge us any rent.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any lawsuit. No court or governmental agency has assumed jurisdiction over any substantial part of the Company's business or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On March 30, 2001, there were approximately 291 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the National Quotations Bureau Pink Sheets under the symbol "PMMT". However, we recently received approval to trade on the OTC Electronic Bulletin Board.

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 1998, 1999 and 2000 shown below are quotations from both the OTC Electronic Bulletin Board and NQB Pink Sheets. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.


Period                              HIGH BID         LOW BID
--------                            -------------    ------------
1998

First Quarter                       No Trading Prices
Second Quarter                      4.25             .3125
Third Quarter                       3.0              .25
Fourth Quarter                      1.50             .05

1999

First Quarter                        .15             .04
Second Quarter                      No Trading Prices
Third Quarter                        .05               0
Fourth Quarter                       .02             .01

2000

First Quarter                        .02             .02
Second Quarter                      No Trading Prices
Third Quarter                       No Trading Prices
Fourth Quarter                         0               0

DIVIDENDS

The Company does not intend to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Forward-Looking Statements

--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company in finding a merger candidate; and general economic conditions.

Results of Operations
---------------------

                               Year Ended
                                December 31,
                              2000        1999
                            ------------------------
Net Sales                   $      0      $     0
Net (Loss)                  <58,741>      <7,249>


Future Outlook
--------------

Headquartered in Stamford, Connecticut, the Company intends to merge with another company. The Company previously discussed a merger with a company that featured high technology advanced products and new ventures in distribution areas for the emerging disc industry (DVD). This company is no longer interested in merging with the Company.

Until the Company determines a merger candidate suitable for the Company, it will not know what industry such merger candidate will be from.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                             PRECOM TECHNOLOGY, INC.
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS


                                                      PAGE NO.

INDEPENDENT AUDITORS' REPORT .......................  1

FINANCIAL STATEMENTS

       Balance Sheets...............................  2

       Statements of Operations.....................  3

       Statement of Stockholders' (Deficit).........  4

       Statements of Cash Flows.....................  5

       Notes to Financial Statements................  6 - 9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.
Stamford, Connecticut

We have audited the accompanying balance sheets of Precom Technology, Inc. (A Florida Corporation) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precom Technology, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred net losses of $432,134 from inception. In addition, the Company does not have any assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Moffitt & Company, P.C.
Scottsdale, Arizona

January 30, 2001

                             PRECOM TECHNOLOGY, INC.
                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                          2000         1999
                                                          ----         ----
TOTAL ASSETS                                              $       0    $       0
                                                          =========    =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable

            Stock Transfer Agent                          $  17,293    $  15,000
            Greenwich Financial Group                        40,200            0
            Legal and accounting fees                         9,278            0
                                                          ---------    ---------

            TOTAL CURRENT LIABILITIES                        66,771       15,000
                                                          ---------    ---------

STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares

            Issued and outstanding - 0 - shares                   0            0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares
            Issued and outstanding

               19,208,522 shares in 1999                          0       19,209
               19,408,522 shares in 2000                     19,409            0
       Paid in capital in excess of par value of stock      345,954      339,184
       Deficit accumulated during the development stage           0     (373,393)
       Retained earnings (deficit)                         (432,134)           0
                                                          ---------    ---------

            TOTAL STOCKHOLDERS' (DEFICIT)                   (66,771)     (15,000)
                                                          ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'

              (DEFICIT)                                   $       0    $       0
                                                          =========    =========

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000             1999
                                                 ----             ----
   REVENUE                                    $         0       $     0
                                               ----------    ----------

   EXPENSES

          General and administrative               58,741             0
          Development costs                             0         7,249
                                               ----------    ----------

              TOTAL EXPENSES                       58,741         7,249
                                               ----------    ----------

   NET (LOSS)                                $   ( 58,741) $     (7,249)
                                               ==========    ==========

   NET (LOSS) PER COMMON SHARE

          Basic and diluted                           .00      $    .00
                                               ==========    ==========

   WEIGHTED AVERAGE NUMBER OF

          COMMON SHARES OUTSTANDING

          Basic and diluted                    19,291,856    19,208,522
                                               ==========    ==========

             See Accompanying Notes and Independent Auditor's Report

                             PRECOM TECHNOLOGY, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                DECEMBER 31, 2000


                                                            PREFERRED STOCK                    COMMON STOCK
                                                            ---------------                    ------------
                                                       SHARES            AMOUNT     SHARES                 AMOUNT
                                                       ------            ------     ------                 ------

BALANCE, JANUARY 1, 1999                               0        $         0         19,208,522             19,209

Net (loss) for the year ended
   December 31, 1999                                   0                  0                  0                  0
                                                       -        -----------         ----------             ------

BALANCE, DECEMBER 31, 1999                             0                  0         19,208,522
19,209

Transfer deficit accumulated during the
   development stage to retained earnings
   (deficit)                                           0                  0                  0                  0

August 2000 - issuance of common stock
   for Provence Capital Corporation, Inc.              0                  0            200,000                200

Net (loss) for the year ended
   December 31, 2000                                   0                  0                  0                  0
                                                       -        -----------         ----------             ------

BALANCE, DECEMBER 31, 2000                             0        $         0         19,408,522
19,409

                                                       =        ===========         ==========             ======



         PAID IN                   DEFICIT
        CAPITAL IN                 ACCUMULATED
         EXCESS OF                 DURING THE              RETAINED
         PAR VALUE                 DEVELOPMENT             EARNINGS
         OF STOCK                     STAGE                (DEFICIT)
         --------                     -----                ---------

  $              339,184      $          ( 366,144)    $            0


                       0                   ( 7,249)                 0
  ----------------------      --------------------     --------------

                 339,184                 ( 373,393)                 0



                       0                   373,393          ( 373,393)


                   6,770                         0                  0


                       0                         0           ( 58,741)
  ----------------------      --------------------     --------------

  $              345,954      $                  0     $    ( 432,134)
  ======================      ====================     ===============

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                             $   ( 58,741)       $      (7,249)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities:
             Stock issued for merger expenses                        6,970                    0
       Changes in operating assets and liabilities:
             Accounts payable                                       51,771                    0
                                                               -----------         ------------

          NET CASH (USED) BY OPERATING ACTIVITIES                        0               (7,249)
                                                               -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     0                    0
                                                               -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                     0                    0
                                                               -----------         ------------

NET INCREASE (DECREASE) IN CASH                                          0               (7,249)
                                                               -----------         ------------

CASH  AT BEGINNING OF PERIOD                                             0                7,249
                                                               -----------         ------------

CASH  AT END OF PERIOD                                         $         0         $          0
                                                              ============ ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

   INFORMATION

       INTEREST PAID                                           $         0         $          0
                                                              ============ ====================

       TAXES PAID                                              $         0         $          0
                                                              ============ ====================

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

               NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Precom Technology, Inc. was organized on September 5, 1996, under the laws of the State of Florida. The Company is inactive and is seeking a merger candidate.

NAME CHANGES

The Company has changed its name as follows:
At date of incorporation - Fairbanks, Inc.
April 1997 - Jet Vacations, Inc.
May 1998 - Precom Technology, Inc.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

INCOME TAXES

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

NET (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders' by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 2 DEVELOPMENT STAGE OPERATIONS

As of December 31, 1999, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $393,393 of development costs for the period from September 1, 1996 (date of inception) to December 31, 1999.

In the year 2000, the Company ceased being a development stage company and began seeking a merger candidate.

NOTE 3 INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2000 and 1999:


                                                           2000      1999
                                                           ----      ----

       Deferred tax assets

          Net operating losses carryforward         $    57,959   $56,009

                  Less valuation allowance                  57,959    56,009
                                                        -------   -------

                  Net deferred tax assets $ .........         0   $     0
                                                        =======   =======

          Deferred tax liabilities          $          0   $     0
                                                        =======   =======

A reconciliation of the valuation allowance is as follows:

                  Balance at beginning of year      $    56,099   $54,921

                  Addition for year                       1,860     1,088
                                                        -------   -------
                  Balance at end of$year                 57,959   $56,009
                                                        =======   =======

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 4  NET OPERATING LOSS CARRYFORWARDS

The Company has the following net operating loss carryforwards at December 31, 2000:


                TAX YEAR                      AMOUNT         EXPIRATION DATE
                --------                      ------         ---------------
                December 31, 1996         $   16,703         2016
                December 31, 1997            178,200         2017
                December 31, 1998            171,241         2018
                December 31, 1999              7,249         2019
                December 31, 2000             12,396         2020
                                              ------         ----
                                          $  385,789

                                          ==========

Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

NOTE 5  PREFERRED STOCK

No rights or preferences have been assigned to the preferred stock.

NOTE 6   GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $432,134 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

NOTE 7   BUSINESS COMBINATION

The merger with Provence Capital has been accounted for as a pooling of interest and the Company recorded the merger as follows:

            See Accompanying Notes and Independent Auditors' Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 7   BUSINESS COMBINATION

                     Increase in common stock                   $  200

                     Increase in paid in capital in excess of
                     par value of stock                          6,770

The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:


                                                                      2000       1999
                                                                      ----       ----
    Net sales

        Precom Technology, Inc.                               $          0       $    0
        Provence Capital Corporation, Inc.                               0            0

    Net (loss)
        Precom Technology, Inc.                                    (42,170)      (7,249)
        Provence Capital Corporation, Inc.                          (6,970)           0

     There were no material transactions between Precom Technology, Inc. and Provence Capital Corporation, Inc. prior to the merger. The effects of conforming Provence Capital Corporation, Inc.'s accounting policies to those of Precom Technology, Inc. were not material


            See Accompanying Notes and Independent Auditors' Report.

ITEM 8.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

The Company's accountant is Moffitt & Company, P.C., Certified Public Accountants. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of March 30, 2001 are set forth below. The directors hold office for their respective term until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                       Age              Director/position
----                       ---              -----------------
Nicholas M. Calapa         38               President and Director

Bruce Keller               63               Vice President, Secretary and
                                            Director

BUSINESS EXPERIENCE

NICHOLAS M. CALAPA, 38, has been the President and a Director of Precom since 1999. He has been the Vice President and a fifty (50%) percent shareholder of Greenwich Financial Group since 1997 where he has worked as an investment banker. Prior to that time, for ten years he worked as a financial consultant for the brokerage firm currently known as Salomon Smith Barney. Mr. Calapa received his Bachelor of Arts Degree with a major in Political Science from St. John's University in 1984. He also graduated with a minor in business and philosophy.

BRUCE KELLER, 63, has been the Vice President, Secretary and a Director of Precom since 1999. He has been the President and a fifty (50%) percent shareholder of Greenwich Financial Group since 1997 where his responsibilities include overseeing the overall administration of such company. Prior to that time, for five years he worked as a financial consultant for Gilford Securities. Mr. Keller received his Bachelor of Science Degree in Economics from the University of Pennsylvania in 1958 and his Master in Business Administration Degree in Taxation from New York University in 1964.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

On January 17, 2001, we filed Form 3's for Messrs. Calapa and Keller and Greenwich New Venture Equity Fund, LLC of which Messrs. Calapa and Keller are each 50% owners. Such Form 3's were filed late. A Form 5 will not be filed for our fiscal year ended December 31, 2000 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.

COMMITTEES OF THE BOARD

We presently do not have any committees.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimburse for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Director's fees and reimburse Directors for expenses related to their activities.

None of our officers and/or Directors have filed any bankruptcy petition, been convicted of or have been the subject of any criminal proceeding or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

ITEM 10. EXECUTIVE COMPENSATION

In 1998, 1999 and 2000, no officer of the Company received compensation in excess of $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of March 30, 2001, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

                      NAME OF                SHARES OF
TITLE OF CLASS        BENEFICIAL OWNER       COMMON STOCK     PERCENT OF CLASS
---------------------------------------------------------------------------------
Common          Greenwich New Venture         563,560             29.04%
                Equity Fund

Common          Greenwich Financial           295,000             15.20%
                Group

Common          CAC Safe Keeping              150,000              7.73%

Common          Nicholas M. Calapa              (a)                 (a)

Common          Bruce Keller                    (b)                 (b)

DIRECTORS AND
OFFICERS AS A
GROUP                                           (c)                 (c)

(a) Mr. Nicholas M. Calapa, an Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Calapa is a fifty (50%) percent shareholder of both Greenwich New Venture Equity Fund doing business as Greenwich Financial Group which own an aggregate of 858,560 shares of the Company. Therefore, Mr. Calapa beneficially owns 429,280 shares (20.24%) of the Company.

(b) Mr. Bruce Keller, an Officer and Director of the Company, does not directly own any shares of the Company. However, Mr. Keller is a fifty (50%) percent shareholder of both Greenwich New Venture Equity Fund doing business as Greenwich Financial Group which own an aggregate of 858,560 shares of the Company. Therefore, Mr. Keller beneficially owns 429,230 shares (20.27%) of the Company.

(c) Nicholas M. Calapa and Bruce Keller are the only Officers and Directors of the Company. As stated above, Nicholas M. Calapa beneficially owns 429,280 shares of the Company and Bruce Keller beneficially owns, 429,280 shares of the Company. Therefore, the Officers and Directors own 858,560 shares (40.48%) of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

We presently operate our business out of the headquarters of Greenwich Financial Group, the business of our principals Nichola M. Calapa and Bruce Keller. Greenwich Financial Group does not charge us any rent.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   The following documents are filed as part of this report:

     1. Financial statements; see index to financial statement and schedules in Item 7 herein.

     2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

     3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

2.1 Stock Acquisition and Reorganization Agreement by and among Precom Technology, Inc. and Provence Capital Corporation, Inc. dated August 28, 2000 (1)

3.1  Articles of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000 (SEC File No. 000-31507).

(b)       Reports on Form 8-K

          On September 12, 2000, we filed a Form 8-K12g3 with the Securities and Exchange Commission (SEC File No. 000-31507) to report the Stock Acquisition and Reorganization Agreement with Provence Capital Corporation, Inc.
                                       30

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                             PRECOM TECHNOLOGY, INC.

                             By: /s/ Nicholas M. Calapa

                             -----------------------------------
                                     Nicholas M. Calapa

                                    President

Dated: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                            Date
/s/ Nicholas M. Calapa       President and Director           April 2, 2001
------------------------

/s/ Bruce Keller             Vice President, Secretary
-----------------            and Director                     April 2, 2001
