Form 10KSB/A
period 2000-12-31
PRECOM TECHNOLOGY INC
filed 2001-04-19
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

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

                      NAME OF                SHARES OF
TITLE OF CLASS        BENEFICIAL OWNER       COMMON STOCK     PERCENT OF CLASS
---------------------------------------------------------------------------------
Common          Greenwich New Venture         563,560             29.04%
                Equity Fund

Common          Greenwich Financial           295,000             15.20%
                Group

Common          Flashstar Funding Corp.       150,000              7.73%

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

Dated: April 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                            Date

/s/ Nicholas M. Calapa       President and Director           April 19, 2001
------------------------

/s/ Bruce Keller             Vice President, Secretary
-----------------            and Director                     April 19, 2001
