Form 10QSB
period 2001-03-31
PRECOM TECHNOLOGY INC
filed 2001-05-15
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                               Commission File No. 0-31507

                             PRECOM TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   06-1588136
                                (I.R.S. Employer
                               Identification No.)

              2001 West Main Street, Suite 208, Stamford, CT 06902 (Address of Principal Executive Offices) (Zip Code)

                                 (203) 961-0306
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, the Company had 1,940,820 shares of Common Stock outstanding, $0.001 par value.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           MARCH 31, 2001 AND 2000

Part I - FINANCIAL INFORMATION

                                TABLE OF CONTENTS
                                                                        Page No.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                      1

FINANCIAL STATEMENTS

       Balance Sheets                                                       2

       Statements of Operations                                             3

       Statement of Changes in Stockholders' Equity (Deficit)               4

       Statements of Cash Flows                                         5 - 6

       Notes to Financial Statements                                   7 - 11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11-12

PART II - OTHER INFORMATION                                                13

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Signatures                                                                 14


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                             PRECOM TECHNOLOGY, INC.
                              FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                   PAGE NO.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT ............      1

FINANCIAL STATEMENTS

       Balance Sheets..............................      2

       Statements of Operations....................      3

       Statement of Stockholders' (Deficit)........      4

       Statements of Cash Flows....................      5

       Notes to Financial Statements...............    6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.

We have reviewed the accompanying balance sheet of Precom Technology, Inc. as of March 31, 2001 and the related statements of operations and cash flows for the three months ended March 31, 2001 and 2000 and the statement of stockholders' (deficit) for the three months ended March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of Precom Technology, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Precom Technology, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

April 11, 2001

                             PRECOM TECHNOLOGY, INC.
                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                March 31,      December 31,
                                                                  2000           2000
                                                               (UNAUDITED)     (AUDITED)
                                                               -----------     ---------
TOTAL ASSETS                                                   $       0    $       0

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable

            Stock Transfer Agent                               $  17,293    $  17,293
            Greenwich Financial Group                             59,037       40,200
            Legal and accounting fees                             17,029        9,278

            TOTAL CURRENT LIABILITIES                             93,359       66,771

STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares

            Issued and outstanding - 0 - shares                        0            0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares

            Issued and outstanding - 2,120,850 shares              2,121        2,121
       Paid in capital in excess of par value of stock           363,242      363,242
       Retained earnings (deficit)                              (458,722)    (432,134)

            TOTAL STOCKHOLDERS' (DEFICIT)                        (93,359)     (66,771)

            TOTAL LIABILITIES AND STOCKHOLDERS'

              (DEFICIT)                                        $       0    $       0

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       Three Months
                                                      ENDED MARCH 31,
                                                   2001               2000

REVENUE                                        $             0    $        0

GENERAL AND ADMINISTRATIVE EXPENSES                     26,588             0

NET (LOSS)                                     $       (26,588)   $        0

NET (LOSS) PER COMMON SHARE

       Basic and diluted$                                 (.01)   $      .00

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING

       Basic and diluted                             2,120,850     1,920,850

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                             PREFERRED STOCK                         COMMON STOCK
                                         SHARES            AMOUNT             SHARES             AMOUNT
                                         ------            ------             ------             ------
BALANCE, JANUARY 1, 2001                 0               $      0            2,120,850         $   2,121

NET (LOSS) FOR THE THREE

   MONTHS ENDED MARCH 31, 2001           0                      0                    0                 0

BALANCE, MARCH 31, 2001                  0               $      0            2,120,850         $   2,121

       See Accompanying Notes and Independent Accountants' Review Report.

                               Paid in
                              Capital in
                               Excess of                  Retained
                               Par Value                  Earnings
                               of stock                   (deficit)
                               --------                   ---------
                        $              363,242      $          ( 432,134)


                                             0                  ( 26,588)

                        $              363,242      $          ( 458,722)


       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                              Three Months
                                                             Ended March 31,
                                                       2001                  2000
                                                       ----                  ----
CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                            $    (26,588)   $      0
       Changes in operating assets and liabilities:
             Accounts payable                                       26,588          0

          NET CASH PROVIDED (USED) BY

             OPERATING ACTIVITIES                                        0          0

CASH FLOWS FROM INVESTING ACTIVITIES                                     0          0

CASH FLOWS FROM FINANCING ACTIVITIES                                     0          0

NET INCREASE (DECREASE) IN CASH                                          0          0

CASH  AT BEGINNING OF PERIOD                                             0          0

CASH  AT END OF PERIOD                                       $           0   $      0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

       INTEREST PAID                                         $           0   $      0

       TAXES PAID                                            $           0   $      0


       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

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

NET (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK

On February 5, 2001, the Company effected a 1 for 100 reverse stock split on 19,208,522 shares of stock. On March 19, 2001, the Company then had a 10-1 forward stock split on 192,008 shares.

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK (CONTINUED)

The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

NOTE 3 INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows as of March 31, 2001 and 2000:

                                                       2001        2000
                                                       ----        ----
Deferred tax assets
     Net operating losses carryforward               $62,000      $56,009

     Less valuation allowance                         62,000       56,009

     Net deferred tax assets                         $     0      $     0

Deferred tax liabilities                             $     0      $     0

A reconciliation of the valuation allowance is as follows:

                                                        2001        2000
                                                        ----        ----
     Balance at beginning of period                  $57,959      $56,009

     Addition for period                               4,041            0

     Balance at end of period                        $62,000      $56,009

NOTE 4 NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards at December 31, 2000:

   TAX YEAR                             AMOUNT                    EXPIRATION DATE
   --------                             ------                    ---------------
December 31, 1996                $              16,703                 2016
December 31, 1997                              178,200                 2017
December 31, 1998                              171,241                 2018
December 31, 1999                                7,249                 2019
December 31, 2000                               12,396                 2020
March 31, 2001                                  26,588                 2021

                                 $             412,377

Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

NOTE 5 PREFERRED STOCK

     No rights or preferences have been assigned to the preferred stock.

NOTE 6 GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $458,722 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

NOTE 7 BUSINESS COMBINATION

In August 2000, the company merged with Provence Capital Corporation, Inc. and accounted for the transaction as a pooling of interest. The Company recorded the merger as follows:

     Increase in common stock                             $    200

     Increase in paid in capital in excess of
        par value of stock                                   6,770

The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

                                                              2000
                                                              ----
     Net sales

         Precom Technology, Inc.                          $      0
         Provence Capital Corporation, Inc.                      0

     Net (loss)
         Precom Technology, Inc.                           (42,170)
         Provence Capital Corporation, Inc.                 (6,970)

There were no material transactions between Precom Technology, Inc. and Provence Capital Corporation, Inc. prior to the merger. The effects of conforming Provence Capital Corporation, Inc.'s accounting policies to those of Precom Technology, Inc. were not material.

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

NOTE 8 UNAUDITED FINANCIAL INFORMATION

The accompanying financial information as of March 31, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.

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

Results of Operations
---------------------

The Company had no operations in the first quarter of 2001.

Future Outlook
--------------

The Company previously explored a merger with an advanced DVD products developer and marketer. This venture could not be consummated. The Company is now actively pursuing mergers with companies featuring high technology consumer products in emerging growth industries.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item  5.   Other information.  None.

Item  6.   Exhibits and reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Precom Technology, Inc.,
                           a Florida corporation

                           By: /s/ Nicholas M. Calapa
                               -------------------------
                                   Nicholas M. Calapa
                                   President

DATED: May 14, 2001