Form 10QSB
period 2001-06-30
PRECOM TECHNOLOGY INC
filed 2001-08-16
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

                               Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001, the Company had 1,940,820 shares of Common Stock outstanding, $0.001 par value.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                           JUNE 30, 2001 AND 2000

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


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                             PRECOM TECHNOLOGY, INC.
                              FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                  Page No.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT            1

FINANCIAL STATEMENTS

       Balance Sheets                             2

       Statements of Operations                   3

       Statement of Stockholders' (Deficit)       4

       Statements of Cash Flows                   5

       Notes to Financial Statements              6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.

We have reviewed the accompanying balance sheet of Precom Technology, Inc. as of June 30, 2001 and the related statements of operations and cash flows for the six months ended June 30, 2001 and 2000 and the statement of stockholders' (deficit) for the six months ended June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Precom Technology, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

July 30, 2001

                             PRECOM TECHNOLOGY, INC.
                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                    June 30,            December 31,
                                                                      2001                  2000
                                                                   (Unaudited)            (Audited)
                                                                   -----------            ---------
TOTAL ASSETS                                                          $       0           $       0
                                                                      =========           =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable

            Stock Transfer Agent                                      $  17,293           $  17,293
            Greenwich Financial Group                                    59,188              40,200
            Legal and Accounting Fees                                    26,322               9,278
                                                                      ---------           ---------
            TOTAL CURRENT LIABILITIES                                   102,803              66,771
                                                                      ---------           ---------
STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares

            Issued and outstanding - 0 - shares                               0                   0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares

            Issued and outstanding - 2,120,850 shares                     2,121               2,121
       Paid in capital in excess of par value of stock                  363,242             363,242
       Retained earnings (deficit)                                     (468,166)           (432,134)
                                                                      ---------           ---------
            TOTAL STOCKHOLDERS' (DEFICIT)                              (102,803)            (66,771)
                                                                      ---------           ---------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                               $       0           $       0
                                                                      =========           =========

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                   Three Months                                     Six Months
                                                   Ended June 30,                                 Ended June 30,
                                            2001                  2000                    2001                      2000
                                     ------------------    ------------------      ------------------         -----------------
REVENUE                               $           0           $         0          $                0         $               0

GENERAL AND ADMINISTRATIVE EXPENSES           9,444                17,200                      36,032                    17,200
                                      -------------           -----------          ------------------         -----------------

NET (LOSS)                            $      (9,444)          $   (17,200)         $         ( 36,032)        $        ( 17,200)
                                      =============           ===========          ==================         =================

NET (LOSS) PER COMMON SHARE

       Basic and diluted              $       (.00)           $     (.01)         $            ( .02)        $           ( .01)
                                      =============           ===========         ==================         =================

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING

       Basic and diluted                  2,120,850             1,920,822                  2,120,850                 1,920,822
                                      =============           ===========           ==================         =================

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                   Paid in
                                                                                   Capital in
                                                                                   Excess of          Retained
                                 Preferred Stock           Common Stock            Par Value          Earnings
                                 Shares    Amount     Shares          Amount       of Stock          (Deficit)
                                 ------    ------     ------          ------       --------          ---------
BALANCE, JANUARY 1, 2001            0       $0       2,120,850       $2,121       $363,242       $       (432,134)

NET (LOSS) FOR THE SIX

   MONTHS ENDED JUNE 30, 2001       0        0               0            0              0                (36,032)
                                    -       --       ---------       ------       --------       -       >>>>>>>>

BALANCE, JUNE 30, 2001              0       $0       2,120,850       $2,121       $363,242       $       (468,166)
                                            ==       =========       ======       ========       =       ========


       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                 Three Months                               Six Months
                                                                Ended June 30,                             Ended June 30,
                                                          2001                  2000                 2001                 2000
                                                   ------------------    ------------------   ------------------     -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                  $     ( 9,444)   $         ( 17,200)  $         ( 36,032)        $    ( 17,200)
       Changes in operating assets and liabilities:
             Accounts payable                              9,444                17,200               36,032                17,200
                                                   -------------    ------------------   ------------------         -------------

          NET CASH PROVIDED  BY
             OPERATING ACTIVITIES                              0                     0                    0                     0
                                                   -------------    ------------------   ------------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES                           0                     0                    0                     0
                                                   -------------    ------------------   ------------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES                           0                     0                    0                     0
                                                   -------------    ------------------   ------------------         -------------

NET INCREASE IN CASH                                           0                     0                    0                     0

CASH  AT BEGINNING OF PERIOD                                   0                     0                    0                     0
                                                   -------------    ------------------   ------------------         -------------

CASH  AT END OF PERIOD                             $           0    $                0   $                0         $           0
                                                   =============    ==================   ==================         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

       INTEREST PAID                               $           0    $                0   $                0         $           0
                                                   =============    ==================   ==================         =============
       TAXES PAID                                  $           0    $                0   $                0         $           0
                                                   =============    ==================   ==================         =============

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     Precom Technology, Inc. was organized on September 1, 1996, under the laws of the State of Florida. The Company is inactive and is seeking a merger candidate. (See Note 9)

     Accounting Estimates
     --------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Income Taxes
     ------------

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

     Net (Loss) Per Share
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
     (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

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

                             JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK (CONTINUED)

     The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

NOTE 3 INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows as of June 30, 2001 and 2000:

                                                              2001                    2000
                                                       ------------------      ------------------
        Deferred tax assets
             Net operating losses carryforward         $           63,000      $           56,009

             Less valuation allowance                              63,000                  56,009
                                                       ------------------      ------------------

             Net deferred tax assets                   $                0      $                0
                                                       ==================      ==================

        Deferred tax liabilities                       $                0      $                0
                                                       ==================      ==================

        A reconciliation of the valuation allowance is as follows:

                                                              2001                    2000
                                                       ------------------      ------------------
             Balance at beginning of period            $           57,959      $           56,009

             Addition for period                                    5,041                       0
                                                       ------------------      ------------------

             Balance at end of period                  $           63,000      $           56,009
                                                       ==================      ==================

NOTE 4 NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards at December 31, 2000:

           Tax Year                            Amount                    Expiration date
           --------                            ------                    ---------------
       December 31, 1996                $              16,703                 2016
       December 31, 1997                              178,200                 2017
       December 31, 1998                              171,241                 2018
       December 31, 1999                                7,249                 2019
       December 31, 2000                               12,396                 2020
       June 30, 2001                                   36,032                 2021
                                        ---------------------
                                        $             421,821
                                        =====================

     Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

NOTE 5 PREFERRED STOCK

     No rights or preferences have been assigned to the preferred stock.

NOTE 6 GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $468,166 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise doubt as to the Company's ability to continue as a going concern.

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

     The following unaudited information presents certain income statement data of the separate companies for the period preceding the merger:

                                                                2000
                                                                ----
         Net sales
             Precom Technology, Inc.                     $                0
             Provence Capital Corporation, Inc.                           0

         Net (loss)
             Precom Technology, Inc.                               ( 42,170)
             Provence Capital Corporation, Inc.                     ( 6,970)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

NOTE 8 UNAUDITED FINANCIAL INFORMATION

     The accompanying financial information as of June 30, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 9 SHARE EXCHANGE WITH GROUPNOW, INC.

     On June 4, 2001, The Board of Directors approved a Share Exchange Agreement with GroupNow, Inc. and its shareholders to acquire all of the issued and outstanding stock of GroupNow in exchange for 9,453,017 shares of our common stock, par value $0.001. This transaction has the effect of a what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, GroupNow is the accounting acquirer. As a condition of the Share Exchange Agreement, the Company expects to change its name to GroupNow, Inc. and reverse split the common stock at a ratio of 1 for 20.

     In connection with the legal form of this transaction, GroupNow, Inc, will become a wholly- owned subsidiary of the Company. For accounting purposes, the acquisition will be treated as a recapitalization of GroupNow rather than a business combination. The Share Exchange is expected to close following the Company's compliance with all federal and state filing requirements.

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

Results of Operations
---------------------

The Company had no operations in the second quarter of 2001.

Future Outlook
--------------

The Company has entered into an agreement to merge with a Company known as Group Now. Group Now is an integrator, a Company focused on acquiring and managing the integration of companies that have common or similar strengths and operations. Group Now plans to acquire cash flow positive companies in specific industries and integrate those industry-specific companies into a unified, nationally branded organization that offers much greater growth potential than that of a single company in a traditional market sector.

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

DATED: August 16, 2001