Form 10KSB/A
period 2000-12-31
PRECOM TECHNOLOGY INC
filed 2001-08-23
CIK 1123195

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

                                        1


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

                                        2


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


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

On March 30, 2001, there were approximately 291 shareholders of record of our common stock. There are no shareholders of records of our preferred stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently traded on the
National Quotations Bureau Pink Sheets under the symbol "PMMT".  However, we recently received approval to trade on the OTC Electronic Bulletin Board.

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

Certain securities herein are restricted securities as defined under Rule 144 of the Securities Act of 1933 and may only be sold under Rule 144 or otherwise under an effective registration statement or an exemption from registration, if available. Rule 144 generally provides that a person who has satisfied a one year holding period for the restricted securities and is not an affiliate of us may sell such securities subject to the Rule 144 provisions. Under Rule 144, directors, executive officers, and persons or entities they control or who control them may sell shares that have satisfied the one year holding period for the restricted securities in an amount limited to, in any three-month period, the greater of 1%
of our outstanding shares of common stock or the average of the weekly trading volume in our common stock during the four calendar weeks preceding a sale.
All sales under Rule 144 must also be made without violating the manner-of-sale provisions, notice requirements, and the availability of public information about
us. A sale of shares by such security holders, whether under Rule 144 or otherwise, may have a depressing effect upon the price of our common stock in any market that might develop.  As of December 31, 2000, we had 1,940,850 common shares outstanding.  Therefore each shareholder which has shares restricted pursuant to Rule 144, which have been held for over one year, can sell, in any three month period, up to 19,458 shares or 1% of the outstanding shares.

As of December 31, 2000, we do not have any outstanding options or warrants.


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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                             PRECOM TECHNOLOGY, INC.
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


                                TABLE OF CONTENTS

                                                      PAGE NO.

INDEPENDENT AUDITORS' REPORT .......................  1

FINANCIAL STATEMENTS

       Notes to Financial Statements................  6 - 9


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


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
                                                          =========    =========

            See Accompanying Notes and Independent Auditors' Report.


                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000             1999
                                                 ----             ----

   REVENUE                                    $         0       $     0
                                               ----------    ----------

   EXPENSES

          General and administrative               58,741             0
          Development costs                             0         7,249
                                               ----------    ----------

              TOTAL EXPENSES                       58,741         7,249
                                               ----------    ----------

   NET (LOSS)                                $   (58,741) $     (7,249)
                                               ==========    ==========

   NET (LOSS) PER COMMON SHARE

          Basic and diluted                           .00      $    .00
                                               ==========    ==========

   WEIGHTED AVERAGE NUMBER OF

          COMMON SHARES OUTSTANDING

          Basic and diluted                    19,291,856    19,208,522
                                               ==========    ==========

             See Accompanying Notes and Independent Auditor's Report


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
19,409

                                                       =        ===========         ==========             ======

                                        F-4


         PAID IN                   DEFICIT
        CAPITAL IN                 ACCUMULATED
         EXCESS OF                 DURING THE              RETAINED
         PAR VALUE                 DEVELOPMENT             EARNINGS
         OF STOCK                     STAGE                (DEFICIT)
         --------                     -----                ---------

  $              339,184      $          (366,144)    $            0

                       0                   (7,249)                 0
  ----------------------      --------------------     --------------

                 339,184                 (373,393)                 0

                       0                   373,393          (373,393)

                   6,770                         0                  0

                       0                         0           (58,741)
  ----------------------      --------------------     --------------

  $              345,954      $                  0     $    (432,134)
  ======================      ====================     ===============

            See Accompanying Notes and Independent Auditors' Report.


                             PRECOM TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                             $   (58,741)       $      (7,249)
       Adjustments to reconcile net (loss)
          to net cash (used) by operating activities:
             Stock issued for merger expenses                        6,970                    0
       Changes in operating assets and liabilities:
             Accounts payable                                       51,771                    0
                                                               -----------         ------------

          NET CASH (USED) BY OPERATING ACTIVITIES                        0               (7,249)
                                                               -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                     0                    0
                                                               -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                     0                    0
                                                               -----------         ------------

NET INCREASE (DECREASE) IN CASH                                          0               (7,249)
                                                               -----------         ------------

CASH  AT BEGINNING OF PERIOD                                             0                7,249
                                                               -----------         ------------

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


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


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


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

NOTE 7   BUSINESS COMBINATION

On August 28, 2000, pursuant to a Stock Acquisition and Reorganization Agreement,
the Company acquired one hundred percent of the issued and outstanding shares of
Provence Capital Corporation, a Florida corporation ("Provence"), from the shareholders of Provence in exchange for 200,000 shares of $0.001 par value common stock of the Company (the "Acquisition").

Prior to the Acquisition, Provence was a "shell" company conducting virtually no business operation, other than its efforts to seek merger partners or acquisition candidates. It had no full time employees and owned no real estate.

Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), Precom elected to become the successor issuer to Provence for reporting purposes under the Exchange Act.

The merger with Provence Capital has been accounted for as a pooling of interest and the Company recorded the merger as follows:

            See Accompanying Notes and Independent Auditors' Report.


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

            See Accompanying Notes and Independent Auditors' Report.


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


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


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


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


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


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

</TEXT>
</DOCUMENT>

First Page »