Form 10QSB
period 2001-09-30
PRECOM TECHNOLOGY INC
filed 2001-11-14
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                               Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2001, the Company had 2,120,852 shares of Common Stock outstanding, $0.001 par value.

Part I - FINANCIAL INFORMATION

                                TABLE OF CONTENTS
                                                                        Page No.
INDEPENDENT ACCOUNTANTS' REVIEW REPORT .............................      1

FINANCIAL STATEMENTS

       Balance Sheets...............................................      2

       Statements of Operations.....................................      3

       Statement of Stockholders' (Deficit).........................      4

       Statements of Cash Flows.....................................    5 - 6

       Notes to Financial Statements................................   7 - 10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11-12

PART II - OTHER INFORMATION                                                13

Item 1. Legal Proceedings                                                  13

Item 2. Changes in Securities                                              13

Item 3. Defaults Upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders                14

Item 5. Other Information                                                  14

Signatures                                                                 14


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001. The financial statements are presented on the accrual basis.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                TABLE OF CONTENTS

                                                                    Page No.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT .............................      1

FINANCIAL STATEMENTS

       Balance Sheets...............................................      2

       Statements of Operations.....................................      3

       Statement of Stockholders' (Deficit).........................      4

       Statements of Cash Flows.....................................    5 - 6

       Notes to Financial Statements................................   7 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.


We have reviewed the accompanying balance sheet of Precom Technology, Inc. as of September 30, 2001 and the related statements of operations, stockholders' (deficit), and cash flows for the three and nine months ended September 30, 2001 and 2000, and for the period from September 1, 1996 (date of inception) to September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Precom Technology, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained losses of $466,191, has deficit stockholders' equity, and needs additional capital to finance its operations. These conditions raise doubt about its ability to continue as a going concern. Managements' plans regarding these matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Precom Technology, Inc. as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

October 17, 2001

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                    September 30,         December 31,
                                                                        2001                  2000
                                                                     (Unaudited)            (Audited)
                                                                     -----------            ---------
TOTAL ASSETS                                                    $                  0  $                  0
                                                                ====================  ====================
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable
            Stock Transfer Agent                                $             17,293  $             17,293
            Greenwich Financial Group                                         59,188                40,200
            Legal and Accounting Fees                                         24,347                 9,278
                                                                --------------------  --------------------
            TOTAL CURRENT LIABILITIES                                        100,828                66,771
                                                                --------------------  --------------------

STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares
            Issued and outstanding - 0 - shares                                    0                     0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares
            Issued and outstanding - 2,120,852 shares                          2,121                 2,121
       Paid in capital in excess of par value of stock                       363,242               363,242
       Deficit accumulated during the development stage                    ( 466,191)            ( 432,134)
                                                                --------------------  --------------------
            TOTAL STOCKHOLDERS' (DEFICIT)                                  ( 100,828)             ( 66,771)
                                                                --------------------  --------------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                         $                  0  $                  0
                                                                ====================  ====================

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                       Three Months
                                                    Ended September 30,
                                                    -------------------
                                                2001                  2000
                                                ----                  ----
REVENUE                                     $    6,766          $        0
                                            ----------          ----------

EXPENSES

       Development costs                             0              28,970
       General and administrative                4,791                   0
                                            ----------          ----------

               TOTAL EXPENSES                    4,791              28,970
                                            ----------          ----------

NET INCOME (LOSS)                           $    1,975          $  (28,970)
                                            ==========          ==========

NET INCOME (LOSS) PER COMMON SHARE

       Basic and diluted$                          .00          $     (.01)
                                            ==========          ==========

WEIGHTED AVERAGE NUMBER OF

       COMMON SHARES OUTSTANDING             2,120,852           2,120,852
                                            ==========          ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                                                                                                    For the period from
                                                                                                        September 1,
                                                                                                         1996 (Date
                                                                Nine Months                           of Inception) to
                                                             Ended September 30,                         September 30,
                                                      2001                      2000                         2001
REVENUE                                      $            6,766         $               0         $              6,766
                                             ------------------         -----------------         --------------------

       Development costs                                      0                    46,170                      373,393
       General and administrative                        40,823                         0                       99,564
                                             ------------------         -----------------         --------------------

                                                         40,823                    46,170                      472,957
                                             ------------------         -----------------         --------------------
               TOTAL EXPENSES
                                             $         ( 34,057)        $        ( 46,170)        $          ( 466,191)
                                             ==================         =================         ====================
NET INCOME (LOSS)

NET INCOME (LOSS) PER COMMON SHARE
       Basic and diluted$                    $            ( .02)        $           ( .02)
                                             ==================         =================

WEIGHTED AVERAGE NUMBER OF                            2,120,852                 2,120,852
       COMMON SHARES OUTSTANDING             ==================         =================

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE PERIOD FROM SEPTEMBER 1, 1996
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                  Preferred Stock                         Common Stock
                                                  ---------------                         ------------
                                              Shares            Amount             Shares             Amounts
                                              ------            ------             ------             -------
September 1, 1996
   (Date if inception)                                 0    $             0                  0   $              0

September, 1996 - Shares issued for services           0                  0            100,000                100

October, 1996 - Shares issued for cash                 0                  0            100,000                100

Net (loss) for the period from
   September 1, 1996 to December 31, 1996              0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1996                             0                  0            200,000                200

March 1997 - Shares issued for cash                    0                  0            400,000                400

March 1997 - Shares issued for settlement of
     failed mergers                                    0                  0            720,852                721

Net (loss) for the year ended
   December 31, 1997                                   0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1997                             0                  0           1,320,852             1,321

August 1998 - Shares issued for services               0                  0            600,000                600

Net (loss) for the year ended
   December 31, 1998                                   0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1998                             0                  0           1,920,852             1,921

Net (loss) for the year ended
   December 31, 1999                                   0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, DECEMBER 31, 1999                             0                  0           1,920,852             1,921

August 2000 - issuance of common stock for
   Provence Capital Corporation, Inc.                  0                  0            200,000                200

Net (loss) for the year ended
   December 31, 2000                                   0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, DECEMBER 31, 2000                             0                  0           2,120,852             2,121

Net (loss) for the nine months ended
   September 30, 2001                                  0                  0                  0                  0
                                              ----------    ---------------   -----------------  ----------------

BALANCE, SEPTEMBER 30, 2001                            0    $             0   $       2,120,852  $          2,121
                                              ==========    ===============   =================  ================

       See Accompanying Notes and Independent Accountants' Review Report.

       Paid in Deficit
       Capital in Accumulated
       Excess of During the
       Par Value Development
       of Stock                         Stage                       Total
       --------                         -----                       -----
   $                    0       $                    0      $                    0

                      900                            0                       1,000

                   50,084                            0                      50,184

                        0                     ( 16,703)                   ( 16,703)
   ----------------------       ----------------------      ----------------------

                   50,984                     ( 16,703)                     34,481

                  199,600                            0                     200,000

                    6,488                            0                       7,209

                        0                    ( 178,200)                  ( 178,200)
   ----------------------       ----------------------      ----------------------

                  257,072                    ( 194,903)                     63,490

                   99,400                            0                     100,000

                        0                    ( 171,241)                  ( 171,241)
   ----------------------       ----------------------      ----------------------

                  356,472                    ( 366,144)                    ( 7,751)

                        0                      ( 7,249)                    ( 7,249)
   ----------------------       ----------------------      ----------------------

                  356,472                    ( 373,393)                   ( 15,000)

                    6,770                            0                       6,970

                        0                     ( 58,741)                   ( 58,741)
   ----------------------       ----------------------      ----------------------

                  363,242                    ( 432,134)                   ( 66,771)

                        0                     ( 34,057)                   ( 34,057)
   ----------------------       ----------------------      ----------------------

   $              363,242       $            ( 466,191)     $            ( 100,828)
   ======================       ============== =======      ============== =======

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                               For the period
                                                                                              From September 1,
                                                                                                1996 (Date of
                                                                  Nine Months                   Inception) to
                                                               Ended September 30,              September 30,
                                                              2001              2000                2001
                                                              ----              ----                ----
CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net income (loss)$                                  ( 34,057)   $      ( 46,170) $         (466,191)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Stock issued for failed merger                           0                0                   7,209
             Stock issued for services                                0                0                 101,000
             Stock issued for merger expenses                         0            6,970                   6,970
       Changes in operating assets and liabilities:
             Accounts payable                                    34,057           39,200                 100,828
                                                       ----------------       ----------       -----------------
          NET CASH (USED)  BY
             OPERATING ACTIVITIES                                     0                0                (250,184)
                                                       ----------------       ----------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES                                  0                0                       0
                                                       ----------------       ----------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                         0                0                 250,184
                                                       ----------------       ----------       -----------------
          NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                     0                0                 250,184
                                                       ----------------       ----------       -----------------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   0                0                       0

CASH AND CASH EQUIVALENT AT
   BEGINNING OF PERIOD                                 $              0       $        0       $               0
                                                       ================       ==========       =================
CASH AND CASH EQUIVALENT AT
   END OF PERIOD                                       $              0       $        0       $               0
                                                       ================       ==========       =================
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during the period for:

          Interest                                     $              0       $          0     $               0
                                                       ================       ============     =================

          Taxes                                        $              0       $          0     $               0
                                                       ================       ============     =================

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                             For the period
                                                                                                             from September
                                                                                                            1, 1996 (Date of
                                                                              Nine Months                     Inception) to
                                                                          Ended September 30,                 September 30,
                                                                        2001               2000                   2001
                                                                        ----               ----                   ----
SCHEDULE OF NON CASH FINANCING
   ACTIVITIES:
       Issuance of common stock for failed mergers                $             0     $             0    $                7,209

       Issuance of common stock for services                      $             0     $             0    $              101,000

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Precom Technology, Inc. was organized on September 1, 1996, under the laws of the State of Florida. The Company is in the development stage and is seeking a merger candidate.

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

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK (CONTINUED)

     The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

NOTE 3    INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows as of September 30, 2001 and 2000:

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
                                                               ==================      ==================

NOTE 4    NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards at September 30, 2001:

              Tax Year                          Amount                    Expiration date
              --------                          ------                    ---------------
          December 31, 1996                $              16,703                 2016
          December 31, 1997                              178,200                 2017
          December 31, 1998                              171,241                 2018
          December 31, 1999                                7,249                 2019
          December 31, 2000                               12,396                 2020
          September 30, 2001                              36,032                 2021
                                           ---------------------
                                           $             421,821
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

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 5    PREFERRED STOCK

     No rights or preferences have been assigned to the preferred stock.

NOTE 6    GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has sustained net losses of $466,191, has deficit stockholders' equity and needs additional capital to finance its operations. These factors raise doubt as to the Company's ability to continue as a going concern.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 8    UNAUDITED FINANCIAL INFORMATION

     The accompanying financial information as of September 30, 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

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

Results of Operations
---------------------

The Company had no operations in the third quarter of 2001 other than general and administrative expenses of $4,791.

Future Outlook
--------------

Due to extenuating circumstances that arose with Group Now, the agreement set forth between us and Group Now was terminated. We will continue to seek a candidate to merge with under the same set of goals set forth by us.

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

DATED: November 14, 2001