Form 10KSB
period 2001-12-31
PRECOM TECHNOLOGY INC
filed 2002-04-15
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       Annual Report Under Section 13 or
                             15(d) of the Securities
                            Exchange Act of 1934 for
                           fiscal year ended December 31, 2001

                           Commission File #000-31507

                             PRECOM TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

              Florida                                  06-1588136
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

              2001 West Main Street, Suite 208, Stamford, CT         06902
               (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (203) 961-0306

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

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended December 31, 2001: $6,678.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2002 was $60,000.

Number of shares of the registrant's common stock outstanding as of March 26, 2002 was: 2,120,820

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a publicly traded company and our shares were previously listed on the NQB Pink Sheets under the symbol PMMT. During 2001, we received approval from the NASD to list our shares on the OTC Electronic Bulletin Board under the same symbol. Our main office currently is headquartered in Stamford, Connecticut, in the offices of our major shareholder, Greenwich Financial Group. Since 2000, our sole business plan has been to identify a suitable merger or acquisition partner for our company. On February 25, 2002, we entered into a Share Exchange Agreement with CGI International Holdings, Incorporated, a Delaware corporation ("CGI"), and its shareholders. We reported this transaction in an 8-K filed with the SEC on March 26, 2002 and attached a copy of the Share Exchange Agreement as
Exhibit 1 to the 8-K. On April 9, 2002, we decided to rescind that Share Exchange Agreement and to proceed with a simpler transaction that could be accomplished immediately, and with a better result for our shareholders.

Under the new transaction, CGI agreed to purchase 40 million shares of our common stock for a capital investment in the Company equal to $2,000,000, and has signed both a Subscription Agreement (the "Subscription Agreement") and a Promissory Note (the "Note"). The Note is secured by the shares issued, and the shares cannot be transferred, sold or exchanged, except to the shareholders of CGI, until the Note is paid in full. Once the Note is paid in full, there are continuing restrictions on the ability of the holders to sell or transfer the shares for an additional one-year period. Copies of both the Subscription Agreement and the Note are filed as Exhibits 6.1 and 6.2 to this report. The Note provides that CGI will pay the Note in full within six months, and it is expected that payment will come from future earnings and assets of CGI. The Board of Directors and a majority of our shareholders determined that the consideration given was adequate for the issuance of shares, and the 40 million shares have been issued to CGI. Prior to the issuance of the new shares to CGI, a majority of our shareholders consented in writing on April 9, 2002 to certain actions, in lieu of an Annual Meeting of the shareholders. Those actions consented to in writing by a majority of our shareholders were:

         Election of Directors

         To elect as directors of the Company the following individuals, to serve until the next Annual Meeting or until their successors are elected: Nicholas M. Calapa, Robert Hipple and Rodney Read.

         Appointment of Auditors for 2002

         To appoint Moffitt & Company, PC, of Scottsdale, Arizona, as our auditors again for 2002.

         Adoption of the 2002 Stock Option Plan for employees

         To approve the adoption of the 2002 Employee Stock Option Plan.

CGI is an international financial and business planning, asset protection, insurance management, and merchant banking company with offices in the United States, the Bahamas, and Hong Kong. CGI operates through five distinct divisions, either in operation or planned, which collectively provide all of the necessary elements to meet the financial, estate, tax and asset protection needs of its clients. The individuals managing each division are recognized as being among the best in their respective industries. CGI implements a financial concierge concept by maintaining and coordinating the actions of each division into a cohesive set of services. The following is a brief summary of the focus of each of the divisions within the CGI network:

         Concilium Planning Group. Concilium Planning Group oversees the processing of all of a client's personal and business financial needs. Working directly with the client or in concert with the client's existing advisors, Concilium's planning attorneys and certified public accountants assess each client's current personal and business situation and objectives in order to develop a comprehensive plan for tax reduction, estate planning or growth needs.

         Concilium Merchant Capital Group. Through Concilium Merchant Capital, clients have access to many high quality private placements, venture capital and other alternative investment opportunities which are researched and developed through its in-house experienced professionals. The Merchant Capital Group is a private equity and deal-making, investment banking venture that identifies opportunistic investments and converts them into ownership interests and cash flow for our clients. The Merchant Capital Group offers corporate finance and investment banking services to mid-sized companies that are looking for capital for acquisition or expansion purposes, pursuing exit strategies such as an acquisition or an IPO, or seeking assistance in business valuation to sell the company.

         Concilium Insurance Services. Concilium Insurance provides the planning, research and implementation services necessary to meet clients' estate funding, pension and tax planning objectives. The agency represents some of the leading carriers in the nation.

         Concilium Real Estate and Mortgage Services. Clients seeking assistance in the financing of acquisition or disposition of residential or business real estate are served by this subsidiary. The real estate and mortgage division brings expertise in real estate acquisition strategies, financing products, financial analysis and 1031 or other tax deferral strategies, as well as real estate project management experience.

         Concilium Global, Ltd. (Hong Kong) supports CGI's domestic and international business. This division provides a physical headquarters location for clients' international entities and, as such, takes messages, forwards mail, develops corporate identity materials and other set-up and maintenance services as needed. It also provides corporate officers and directors for offshore companies and trustee services for trusts. Concilium Global also serves the Merchant Capital division by acting as the gateway for clients' business relations and operations in Asia, and manages the Bahamas office of CGI.

It is anticipated that CGI will transfer its existing business to our Company, in partial satisfaction of the Note.

Formation

We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc. On April 18, 1997, we filed an amendment to our incorporation document changing our name to Jet Vacation, Inc. On May 11, 1998 we filed an amendment to our incorporation document changing our name to Precom Technology, Inc. Although, we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan. Accordingly, we restructured and redeveloped our business plan in early 2001, and our sole plan since then has been to locate a suitable merger or acquisition candidate.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development and with no significant working capital. We had no assets prior to the transaction with CGI and no business. To date, we have created little revenues and as a result of the significant expenditures that we have made in seeking a merger candidate, we incurred significant operating losses and negative cash flows from operations on both a quarterly and annual basis through 2001. Without a merger or acquisition transaction, we expected that we would continue to sustain these losses, and there was no assurance that we would ever achieve or be able to sustain profitability. Accordingly, there was significant risk that we would not be able to remain in business if we were not able to merge with or be acquired by another company with a viable business model and funding. The transaction with CGI offers us the opportunity to enter into a new, viable business, and to obtain the working capital needed to grow the Company and obtain profitability.

Dependence On Key Management

The Company was highly dependent on the services of Nicholas M. Calapa, President of the Company and Bruce Keller, Vice President and Secretary of the Company prior to the transaction with CGI. Now that we have completed the transaction with an operating company and have elected new officers and directors, the loss of their services will no longer have a material, adverse impact on the Company.

Possible Difficulty In Raising Additional Equity Capital

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

Dividends Not Likely

No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be paid on the Common Stock of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

We presently operate our business out of the headquarters of Greenwich Financial Group, the business of our principal officers and directors, Nicholas M. Calapa and Bruce Keller. Greenwich Financial Group does not charge us any rent. It is anticipated that our principal offices will be relocated in the near future as a result of the transaction with CGI.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any lawsuit. No court or governmental agency has assumed jurisdiction over any substantial part of the Company's business or assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders in 2001. However, a majority of our shareholders consented in writing to the Share Exchange Agreement dated February 25, 2002 between the Company and CGI International Holdings, Incorporated. We announced this transaction and its details in a Form 8-K filed with the Securities and Exchange Commission on March 26, 2002. Under the Share Exchange Agreement, we agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the shareholders of CGI, and the acquisition of CGI and its existing subsidiaries by us. The transaction also involved the election of new directors, the adoption of an employee stock option plan, and the amendment of our Certificate of Incorporation to change our name to Concilium Group, Inc. Our Board of Directors unanimously approved the Share Exchange Agreement and the other transactions to be undertaken and the holders of a majority of our outstanding stock approved the transactions in writing on February 25, 2002. On March 8, 2002 all of the shareholders of CGI consented in writing to the Share Agreement transactions.

Under applicable Florida law, written consent by the holders of a majority of our outstanding stock to the transactions outlined in the Agreement was sufficient to approve the transactions, without a meeting or vote of all of the shareholders. Under federal law, however, the transactions approved by CGI, our Board of Directors, the shareholders of CGI and a majority of our shareholders could not be effective until 21 days after the mailing of an Information Statement to all of our shareholders. On April 9, 2002, our Board of Directors, a majority of our shareholders and the shareholders of CGI agreed to rescind the Share Exchange Agreement and to withdraw the Preliminary Information Statement filed with the SEC.

Following the rescission of the Share Exchange Agreement, our Board of Directors approved the proposal of CGI to invest a total of $2 million in our Company in return for 40 million shares of our common stock, representing control of our Company. The Board of Directors determined that the consideration proposed in the Subscription Agreement was fair and adequate, and the 40 million shares were issued to CGI on April 10, 2002, as fully paid, non-assessable shares. The shares are pledged, however, as security for the payment of the Note and cannot be transferred, exchanged or sold, until the Note is paid and for an additional one year period thereafter, except to the shareholders of CGI, to whom the shares can be distributed subject to the Note and the restrictions on transfer.

Also, in lieu of an Annual Meeting of our shareholders, a majority of our existing shareholders consented in writing to the following actions on April 9, 2002:

ELECTION OF DIRECTORS. Robert J. Hipple, current Chairman and CEO of CGI was elected as a Director and Chairman. Nicholas M. Calapa, our current President and a Director, was re-elected as a director. Rodney Read, currently Vice President and COO of CGI, was elected as a director.

APPOINTMENT OF AUDITOR. Moffitt & Company, P.C. of Scottsdale, Arizona, our
----------------------
auditors for 200 and 2001, was appointed as our auditor for 2002.

ADOPTION OF 2002 EMPLOYEE STOCK OPTION PLAN. The 2002 Employee Stock Option Plan
-------------------------------------------
was approved and a total of 4,742,882 shares of common stock were reserved for future issuance under the Plan. A copy of the Stock Option Plan as adopted is attached to this report as Exhibit 10.1.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 25, 2002, when we agreed to the Share Exchange Agreement with CGI, there were approximately 289 shareholders of record of our common stock. There are no shareholders of record of our preferred stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our shares of common stock are currently listed for trading on the OTC Electronic Bulletin Board under the symbol "PMMT".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 1999, 2000 and 2001 shown below are quotations from both the OTC Electronic Bulletin Board and NQB Pink Sheets. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                         HIGH BID            LOW BID

1999

First Quarter                       .15              .04
Second Quarter             No Trading Prices
Third Quarter                       .05              .00
Fourth Quarter                      .02              .01

2000

First Quarter                       .02              .02
Second Quarter             No Trading Prices
Third Quarter              No Trading Prices
Fourth Quarter                      .00              .00

2001

First Quarter              No Trading Prices
Second Quarter                      .55              .08
Third Quarter                       .08              .08
Fourth Quarter                      .08              .05

Dividends

The Company does not intend to pay dividends and intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

As of December 31, 2001, we did not have any outstanding options or warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Forward-looking statements, based on management's current views and assumptions, are made throughout the Management's Discussion and Analysis section of this Form 10-K and elsewhere in this report to stockholders. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company in finding a merger or investment candidate; and general economic conditions.

Since 2000, the sole business plan of the Company has been to identify and merge with, or be acquired by, an operating company. The Company had no significant income or business operations in 2001, no other prospects, no other likelihood of being able to secure financing or capital, and was wholly dependent upon the principals of the Company, Nicholas Calapa and Bruce Keller, and their company, Greenwich Financial Group, which provided the Company with free office space and has supported its operations, although they had no obligation to do so. There was no assurance that Greenwich Financial Group would continue to do so in 2002. Unless the Company was able to merge with or acquire another company, or was otherwise able to secure additional capital, there was every likelihood that the Company would have been forced to cease business.

Results of Operations

Year Ended                       December 31, 2001         December 31, 2000
Net Sales                                   $6,768                        $0
Net (Loss)                                 (38,446)                  (58,741)


Future Outlook

Headquartered in Stamford, Connecticut during 2001, the Company sought to merge with or be acquired by another company, and that has been the sole business plan of the Company since 2000. Management made numerous efforts to pursue our original business plan and to raise capital to operate the business. Unfortunately the equity markets have gone through significant turmoil and uncertainty over the past year or so. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. In addition, as of the most recent year-end, we have incurred net losses of $470,580 from inception. We have abandoned all development activities and have no assets. These factors raised doubt as to our ability to continue as a going concern. Management's plans to eliminate the going concern situation included but were not limited to seeking a merger or acquisition candidate, or finding a business to acquire with additional funding. A mature and businesslike evaluation of our affairs required the consideration of the foreseeable possibility of business failure. Accordingly, an acquisition transaction became a possible and foreseeable solution. In early January 2001, we had received an offer from GroupNow, Inc. dated November 1, 2000 to acquire a controlling interest in our company. On or about March 5, 2001, we contacted GroupNow, Inc., to follow up on their progress and to consider an opportunity to be acquired by our Company. After discussions with another potential merger candidate, Information Technology, Inc., ended in early 2001, we re-opened discussions with GroupNow. We entered into a Stock Exchange Agreement with GroupNow Inc. on June 4, 2001 and commenced the necessary due diligence and SEC disclosure process. In our Form 10Q for the Third Quarter of 2001, filed with the SEC on November 14, 2001, we announced that the proposed transaction with GroupNow Inc. had been called off due to extenuating circumstances. We then began to search for another suitable acquisition partner.

On or about January 31, 2002, we were introduced to CGI, as a possible merger candidate. Mr. Calapa, our President and Mr. Hipple, the President of CGI began discussing the possibility of a merger between CGI and Precom shortly after February 1, 2002. We were provided a complete due diligence package on CGI. After careful review, Mr. Calapa decided that CGI would enhance our shareholder value and moved forward to approach our board of directors to discuss a share exchange. Our board of directors then met and agreed with Mr. Calapa's assessment of CGI. The board of directors authorized Mr. Calapa to continue discussions with CGI and to move towards a preliminary agreement.

CGI and Precom continued discussions and negotiations until February 8, 2002, at which point we entered into a Letter of Intent for Precom to acquire all the issued and outstanding shares of CGI. Upon execution of the Letter of Intent, legal counsel was instructed to prepare documents necessary to complete the proposed transaction.

Our board of directors met on February 25, 2002 and authorized the execution of a Share Exchange Agreement with CGI and the related actions required in connection with that Agreement. On February 25, 2002 the Share Exchange Agreement was executed. Simultaneously, holders of a majority of our stock signed written consents to the Share Exchange Agreement and related transactions. CGI also executed the Share Exchange Agreement on February 25, 2002 and submitted the Agreement to its shareholders for approval. On March 8, 2002, all of the CGI shareholder approved the transaction in writing by executing the Share Exchange Agreement. Although this transaction was approved by the Boards of Directors of both companies and a majority of the shareholders of both companies, the same parties agreed on April 9, 2002 to rescind the Share Exchange Agreement. Also on April 9, 2002, or Board of Directors accepted the offer of CGI to subscribe for 40 million shares of our common stock for a subscription price of $2 million, pursuant to a Subscription Agreement dated April 9, 2002. A copy of the Subscription Agreement is attached to this report as Exhibit 6.1. Our Directors also authorized the issuance of the 40 million shares pursuant to the Subscription Agreement in return for a promissory note (the "Note"), secured by the 40 million shares. A copy of the Note is attached to this Report as Exhibit 6.2.

As a result of the written consent of a majority of our shareholders on April 9, 2002 and the acceptance of the Subscription Agreement and the Note by our Board of Directors, CGI has acquired control of our Company, representing in excess of 90 percent of the outstanding shares. In addition, as a result of the written consent action by a majority of our shareholders, in lieu of an Annual Meeting of Shareholders, taken on April 9, 2002, representatives of CGI hold two out of three positions on our Board of Directors, effective April 9, 2002. At a meeting of the newly elected Board of Directors held on April 10, 2002, the following officers were elected for the Company, effective until the next Annual Meeting of Shareholders:

                  Robert Hipple             Chairman, President and CEO
                  Rodney Read               Vice President and COO
                  Drew Roberts              Vice President, Treasurer and CFO
                  Aaron Nilsen              Secretary and Corporate Counsel

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditors, are as follows:

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                        Page No.

INDEPENDENT AUDITORS' REPORT ..............................                  1

FINANCIAL STATEMENTS

       Balance Sheets......................................                  2

       Statements of Operations............................                  3

       Statement of Stockholders' (Deficit)................                  4

       Statements of Cash Flows............................                  5

       Notes to Financial Statements.......................             6 - 10

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.

(A Development Stage Company)


We have audited the accompanying balance sheets of Precom Technology, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' (deficit), and cash flows for the years then ended, and for the period from September 1, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precom Technology, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from September 1, 1996 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses of $470,580, has a deficit stockholders equity, and needs additional capital to finance its operations. In addition, the Company does not have any assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Moffitt & Company, P.C.
Scottsdale, Arizona

March 8, 2002, except for Note 9 which is dated April 10, 2002.

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                                        2001                  2000
                                                                                        ----                  ----
TOTAL ASSETS                                                                     $                0    $                0
                                                                                 ==================    ==================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable

            Stock Transfer Agent                                                 $           17,814    $           17,293
            Greenwich Financial Group                                                        59,188                40,200
            Legal and accounting fees                                                        28,215                 9,278
                                                                                 ------------------    ------------------

            TOTAL CURRENT LIABILITIES                                                       105,217                66,771
                                                                                 ------------------    ------------------
STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares

            Issued and outstanding - 0 - shares                                                   0                     0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares

            Issued and outstanding - 2,120,820 shares                                         2,121                 2,121
       Paid in capital in excess of par value of stock                                363,242                 363,242
       Deficit accumulated during the development stage                                   ( 470,580)            ( 432,134)
                                                                                 ------------------    ------------------

            TOTAL STOCKHOLDERS' (DEFICIT)                                                 ( 105,217)             ( 66,771)
                                                                                 ------------------    ------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'

              (DEFICIT)                                                          $                0    $                0
                                                                                 ==================    ==================

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO

                                DECEMBER 31, 2001

                                                                                                           For the Period
                                                                                                          From September 1,
                                                                                                            1996 (date of
                                                                                                            Inception) to
                                                                                                            December 31,
                                                                  2001                  2000                     2001
                                                           ------------------    ------------------    ----------------------
REVENUE                                                    $            6,768    $                0    $                6,768
                                                           ------------------    ------------------    ----------------------
EXPENSES

       General and administrative                                      45,214                58,741                   103,955
       Development costs                                                    0                     0                   373,393
                                                           ------------------    ------------------    ----------------------

       TOTAL EXPENSES                                                  45,214                58,741                  477,348
                                                           ------------------    ------------------    ----------------------

NET (LOSS)                                                 $         ( 38,446)   $         ( 58,741)   $           ( 470,580)
                                                           ==================    ==================    =====================

NET (LOSS) PER COMMON SHARE

       Basic and diluted                                   $           ( .02)    $           ( .03)
                                                           =================     =================

WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING

       Basic and diluted                                            2,120,820             2,041,153
                                                           ==================    ==================

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      FOR THE PERIOD FROM SEPTEMBER 1, 1996
                    (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                 Preferred Stock                         Common Stock
                                                             Shares            Amount             Shares             Amounts
September 1, 1996
   (Date of inception)                                                0    $             0                  0   $              0

September, 1996 - Shares issued for services                          0                  0            100,000                100

October, 1996 - Shares issued for cash                                0                  0            100,000                100

Net (loss) for the period from
   September 1, 1996 to December 31, 1996                             0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------
BALANCE, DECEMBER 31, 1996                                            0                  0            200,000                200

March 1997 - Shares issued for cash                                   0                  0            400,000                400

March 1997 - Shares issued for settlement of
     failed mergers                                                   0                  0            720,820                721

Net (loss) for the year ended
   December 31, 1997                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1997                                            0                  0          1,320,820              1,321

August 1998 - Shares issued for services                              0                  0            600,000              600

Net (loss) for the year ended
   December 31, 1998                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1998                                            0                  0          1,920,820              1,921

Net (loss) for the year ended
   December 31, 1999                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1999                                            0                  0          1,920,820              1,921

August 2000 - issuance of common stock for
   Provence Capital Corporation, Inc.                                 0                  0            200,000                200

Net (loss) for the year ended
   December 31, 2000                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 2000                                            0                  0          2,120,820              2,121

Net (loss) for the year ended
   December 31, 2001                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 2001                                            0    $             0          2,120,820   $          2,121
                                                        ===============    ===============   ================   ================

                               Paid in                       Deficit
                              Capital in                   Accumulated
                               Excess of                   During the
                               Par Value                   Development
                               of Stock                       Stage                       Total
                               --------                       -----                       -----
                        $                    0       $                    0      $                    0

                                           900                            0                       1,000

                                        50,084                            0                      50,184

                                             0                     ( 16,703)                   ( 16,703)
----------------------------------------------       ----------------------      ----------------------

                                        50,984                     ( 16,703)                     34,481

                                       199,600                            0                     200,000

                                         6,488                            0                       7,209

                                             0                    ( 178,200)                  ( 178,200)
----------------------------------------------       ----------------------      ----------------------

                                       257,072                    ( 194,903)                     63,490

                                        99,400                            0                     100,000

                                             0                    ( 171,241)                  ( 171,241)
----------------------------------------------       ----------------------      ----------------------

                                       356,472                    ( 366,144)                    ( 7,751)

                                             0                      ( 7,249)                    ( 7,249)
----------------------------------------------       ----------------------      ----------------------

                                       356,472                    ( 373,393)                   ( 15,000)

                                         6,770                            0                       6,970

                                             0                     ( 58,741)                   ( 58,741)
----------------------------------------------       ----------------------      ----------------------

                                       363,242                    ( 432,134)                   ( 66,771)

                                             0                     ( 38,446)                   ( 38,446)
----------------------------------------------       ----------------------      ----------------------

                        $              363,242       $            ( 470,580)     $            ( 105,217)
                        ======================       ======================      ======================

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2001

                                                                                                              For the period
                                                                                From September 1,              1996 (Date of
                                                                                                               Inception) to
                                                                                                               December 31,
                                                                            2001              2000                 2001
--------------------------------------------------------------------------------------  ---------------     -------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                                     $       ( 38,446) $      ( 58,741)    $          (470,580)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Stock issued for merger expenses                                        0            6,970                  14,179
             Stock issued for services                                               0                0                 101,000
       Changes in operating assets and liabilities:

             Accounts payable                                                   38,446           51,771                 105,217
                                                                      ----------------  ---------------     -------------------

          NET CASH (USED)  BY
             OPERATING ACTIVITIES                                                    0                0                (250,184)
                                                                      ----------------  ---------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 0                0                       0
                                                                      ----------------  ---------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                                        0                0                 250,184
                                                                      ----------------  ---------------     -------------------

          NET CASH PROVIDED BY

             FINANCING ACTIVITIES                                                    0                0                 250,184
                                                                      ----------------  ---------------     -------------------

NET INCREASE IN CASH                                                                 0                0                       0

CASH AT BEGINNING OF PERIOD                                                          0                0                       0
                                                                      ----------------  ---------------     -------------------

CASH AT END OF PERIOD                                                 $              0  $             0     $                 0
                                                                      ================  ===============     ===================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during the period for:

          Interest                                                    $              0  $             0     $                 0
                                                                      ================  ===============     ===================

          Taxes                                                       $            150  $             0     $               150
                                                                      ================  ===============     ===================

SCHEDULE OF NON-CASH FINANCING

   ACTIVITIES:

       Issuance of common stock for merger expenses                   $              0  $             0     $            14,179
                                                                      ================  ===============     ===================

       Issuance of common stock for services                          $              0  $             0     $           101,000
                                                                      ================  ===============     ===================

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     Precom Technology, Inc. (hereinafter referred to as the Company) was organized on September 1, 1996, under the laws of the State of Florida. In August 2000, the Company completed a merger with Provence Capital Corporation, Inc. by exchanging 200,000 shares of common stock for 100% of the outstanding shares of Provence Capital Corporation, Inc.

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

     Net (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Net (Loss) Per Share (Continued)

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

     Recent Accounting Pronouncements

     In June 2001, the FASB issued the following statements:

          FASB 141 - Business Combinations
          FASB 142 - Goodwill and other Intangible Assets
          FASB 143 - Accounting for Asset Retirement Obligations
          FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets

     These FASB statements did not have a material impact on the Company's financial position or results of operations.

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

NOTE 3 DEVELOPMENT STAGE OPERATIONS

     As of December 31, 2001, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

     The Company expensed $393,393 of development costs for the period from September 1, 1996 (date of inception) to December 31, 2001.

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 4 INCOME  TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2001 and 2000:

                                                                                        2001                    2000
---------------------------------------------------------------------------------------------------      ------------------
                        Deferred tax assets
                             Net operating losses carryforward                   $           64,000      $           57,959

                             Less valuation allowance                                        64,000                  57,959
                                                                                 ------------------      ------------------

                             Net deferred tax assets                             $                0      $                0
                                                                                 ==================      ==================

                        Deferred tax liabilities                                 $                0      $                0
                                                                                 ==================      ==================
                        A  reconciliation of the valuation allowance is as
                           follows:
                                                                                        2001                    2000
---------------------------------------------------------------------------------------------------      ------------------

                             Balance at beginning of year                        $           57,959      $           56,099

                             Addition for the year                                            6,041                   1,860
                                                                                 ------------------      ------------------

                             Balance at end of year                              $           64,000      $           57,959
                                                                                 ==================      ==================

NOTE 5 NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards at December 31, 2001:

                                      Tax Year                       Amount                    Expiration date
                             December 31, 1996               $               16,703                 2016
                             December 31, 1997                              178,200                 2017
                             December 31, 1998                              171,241                 2018
                             December 31, 1999                                7,248                 2019
                             December 31, 2000                               15,226                 2020
                             December 31, 2001                               38,446                 2021
                                                             ----------------------

                                                             $              427,064
                                                             ======================

     Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 6 PREFERRED STOCK

     No rights or preferences have been assigned to the preferred stock.

NOTE 7 GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $470,580, has deficit stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See Note 9)

NOTE 8 BUSINESS COMBINATION

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

                             PRECOM TECHNOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 9 SUBSEQUENT EVENT - SALE OF COMMON STOCK

     On April 9, 2002, the Company sold 40,000,000 shares of common stock to CGI International Holdings, Inc. under the following terms and conditions:

     A. CGI International Holdings, Inc. issued to the Company a six month note for $2,000,000.
     B.   The note does not bear interest.
     C.   The note is secured by the 40,000,000 shares of stock.
     D. The Company shall release a portion of the security if partial payments are made on the note.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's auditor is Moffitt & Company, P.C., Certified Public Accountants. The Company does not presently intend to change accountants, and Moffitt & Company, P.C. has been appointed as our auditors for 2002. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors during 2001 and until April 9, 2002

The directors and officers of the Company, as of January 22, 2002 are set forth below, and these individuals were the sole directors and officers during 2001. The directors held office for their respective term until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers served at the will of the Board of Directors during 2001.

Name                           Age      Director/position
----                           ---      -----------------
Nicholas M. Calapa             39       President and Director

Bruce Keller                   64       Vice President, Secretary and Director

Business Experience

NICHOLAS M. CALAPA, 39, has been the President and a Director of Precom since 1999. He has been the Vice President and a fifty percent (50%) shareholder of Greenwich Financial Group since 1997 where he has worked as an investment banker. Prior to that time, for ten years he worked as a financial consultant for the brokerage firm currently known as Salomon Smith Barney. Mr. Calapa received his Bachelor of Arts Degree with a major in Political Science from St. John's University in 1984. He also graduated with a minor in business and philosophy.

BRUCE KELLER, 64, has been the Vice President, Secretary and a Director of Precom since 1999. He has been the President and a fifty percent (50%) shareholder of Greenwich Financial Group since 1997 where his responsibilities include overseeing the overall administration of such company. Prior to that time, for five years he worked as a financial consultant for Gilford Securities. Mr. Keller received his Bachelor of Science Degree in Economics from the University of Pennsylvania in 1958 and his Master in Business Administration Degree in Taxation from New York University in 1964.

No officer or director engaged in any transaction relating to the shares of the Company during 2001.

Directors After April 9, 2002

The following were elected as directors of the Company by written consent of a majority of our shareholders on April 9, 2002, and at a meeting of the newly elected Board of Directors held on April 10, 2002, the following individuals were elected as Executive Officers of the Company:

Directors and Officers After the Share Subscription

Name                                         Age                   Position

Robert Hipple                                57                    Chairman, President, CEO and Director
Nicholas M. Calapa                           39                    Director
Rod B. Read                                  54                    Vice President, Chief Operating Officer
                                                                   and Director

Drew Roberts                                 44                    Vice President, Treasurer and Chief
                                                                   Financial Officer
Aaron Nilsen                                 32                    Secretary and Corporate Counsel

Robert Hipple, President, CEO & Director. Robert Hipple's professional background consists of more than 30 years of experience in international and domestic tax, securities and intellectual property law and public company management. He has extensive experience in international business, having served as the director and president of active business companies in the UK, France, and Hong Kong. He practiced international tax, business and securities law for more than 25 years and was a founder and director of a national bank holding company. He has served as an officer and director of several NYSE, AMEX, and NASDAQ companies, including positions as Executive Vice President and Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel. Mr. Hipple has served as an Associate Professor of Law and Director of the Graduate Tax Law Program at Emory University Law School and is widely published in the law profession, including having co-authored a multi-volume bankruptcy law treatise. He received his MBA in Business/Finance at Emory University, his LLM in Taxation at Georgetown University, his JD with a Business emphasis at Georgetown Law School and his BA in Economics at Wesleyan University.

Nicholas M. Calapa, Director. (See earlier biography)

Rodney B. Read, Director, Vice President and Chief Operating Officer. Rod Read has over 30 years of experience in all aspects of business operations. He served as the Chief Operating Officer for I.R.A.D., an internet service provider, and was responsible for sales, marketing, product development, and the daily operations for the company. He has an extensive background in marketing, advertising, and operations, having served as Vice-President of Marketing and Franchise Development for several national restaurant chains. Additionally, he served as President and CEO of Remark Company, an advertising display company that designed and manufactured display products for clients including Proctor & Gamble and Marriott Hotels. Rod received his BS degree from Indiana University and MBA from Loyola University in Chicago.

Drew Roberts, Vice President and Chief Financial Officer. Drew Roberts has 16 years experience in all facets of financial management and has outstanding educational credentials and broad business experience. Most recently, he served as Vice President of First Security Bank's Trust Systems and Accounting where he was responsible for $17 billion in trust assets and also functioned as the Trust Compliance Officer. In addition, he served as CFO of H.R. Enterprises with responsibility for all financial services. Drew received both his BA degree in Finance and his MBA from the University of Utah.

Aaron Nilsen, Secretary and Corporate Counsel. Aaron Nilsen earned his BA degree in Editorial Journalism from the University of Washington and obtained his JD from the University of Utah College of Law, where he earned recognition as a Leary Scholar (awarded to the top 20%) and served as Senior Staff on the Law Review.

Certain Legal Proceedings

No director or executive officer of the Company during 2001 has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years. Mr. Hipple, Mr. Read, Mr. Roberts and Mr. Nilsen, as officers of CGI, were named as defendants in an action entitled David
K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230C, in which the named Receiver is seeking to ascertain whether any assets of Merrill Scott & Associates, Inc., a Utah corporation by which all of the individuals were employed prior to October 15, 2001 (Mr. Roberts until December 31, 2001) are held by CGI. Based on a review of the pleadings and other documents, it does not appear that any assets or other property of Merrill Scott & Associates, Inc. are currently held by CGI, or any of the named individuals, and no liability is expected to result from this action on the part of CGI, or any of the named individuals. Mr. Hipple also was a named defendant in an action entitles Royce & Associates, Inc, et al vs. Enesco Group, Inc., et al., filed in the United States District Court for the Southern District of New York, but that action was subsequently dismissed, with no liability on Mr. Hipple's part.

Compliance with Section 16(a) of the Exchange Act

No officer or director, or any control person, of the Company engaged in any transaction in the shares of the Company during 2001.

Committees of the Board

We presently do not have any committees, but we do anticipate forming appropriate committees of the Board when the Board of Directors has been increased to add additional outside directors.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Director's fees and reimburse Directors for expenses related to their activities, and may also appoint committees of the Board.

None of our officers and/or Directors have filed any bankruptcy petition, been convicted of or have been the subject of any criminal proceeding or been the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

ITEM 10. EXECUTIVE COMPENSATION

In 1999, 2000 and 2001, no officer of the Company received compensation in excess of $100,000 and there were no stock options, warrants or similar grants made during 2001. On April 9, 2002, the Company adopted the 2002 Employee Stock Option Plan (the "Plan"), and reserved 4,742,882 shares of common stock of the Company for future issuance under the Plan. This Plan is designed to encourage key management employees of the Company and its subsidiaries and its non-employee directors to acquire a proprietary interest in the Company. It is expected that this proprietary interest will encourage option grantees to remain with the Company and will help to attract new employees and qualified outside directors.

Under the terms of the Plan, options to acquire a total of 4,742,882 shares of common stock have been reserved to be issued to key employees, as determined by a newly formed Compensation Committee of the board of directors of the Company. The Compensation Committee will be made up of at least three independent (non-employee) members of the board of directors, to be appointed in the future. Only full time employees of the Company and non-employee directors are eligible for stock option awards, and any grants will be at an exercise price of the greater of the fair market value of the stock at the time of the grant or the par value of the stock. The options may not be exercised until after twelve months of continued employment following the date the option is granted, and then may be exercised as to 50 percent of the grant when the price of the stock on a national securities exchange exceeds 125 percent of the exercise price for ten consecutive trading days, and as to the other 50 percent when the price of the stock on a national securities exchange exceeds 150 percent of the exercise price for ten (10) consecutive trading days, but in any case only during an employee's continued employment. Non-employee directors receive an automatic grant of options to acquire 2,500 shares at current fair market value at each annual meeting anniversary date, provided that service as a director continues. No options have been issued under the Plan. A copy of the Plan as adopted is attached to this report as Exhibit 10.1

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2002, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

     Title of Class                      Name and Address                       Amount of Shares          Percent
                                                                               Beneficially Owned        of Class
                         Greenwich Financial Group

     Common Shares       2001 West Main Street, Suite 208                                     833,560          39.30%
                         Stamford, CT 06902

                         Flashstar Funding Corp.
     Common Shares       2001 West Main Street, Suite 208                                  150,000(1)        7.07%(1)
                         Stamford, CT 06902

                         Goldco Properties Limited Partnership

     Common Shares       22154 Martella Avenue                                                179,200           8.45%
                         Boca Raton, FL 33433

                         Nicholas M. Calapa

     Common Shares       50 Myano Lane                                                     416,780(2)       19.65%(2)
                         Stamford, CT 06902

                         Bruce Keller

     Common Shares       600 Riversville Rd.                                               416,780(3)       19.65%(3)
                         Greenwich, CT 06831
     Common Shares       Officers and Directors as a Group                                 833,560(4)       39.30%(4)

     (1) Flashstar Funding Corp. is a financial services client of Greenwich Financial Group, but there is otherwise no relationship between these entities.

     (2) Nicholas M. Calapa, a current Director and an Officer and Director of Precom during 2001, does not directly own any shares of Precom. However, Mr. Calapa is a fifty percent (50%) shareholder of Greenwich New Venture Equity Fund doing business as Greenwich Financial Group, which owns an aggregate of 833,560 shares of Precom. Therefore, Mr. Calapa beneficially owned 416,780 shares (19.65%) of our Common Stock as of March 31, 2002.

     (3) Bruce Keller, an Officer and Director of Precom until April 9, 2002, does not directly own any shares of Precom. However, Mr. Keller is a fifty percent (50%) shareholder of Greenwich New Venture Equity Fund doing business as Greenwich Financial Group, which own an aggregate of 833,560 shares of the Precom. Therefore, Mr. Keller beneficially owned 416,780 shares (19.65%) of our Common Stock as of March 31, 2002.

     (4) Nicholas M. Calapa and Bruce Keller were our only Officers and Directors during 2001 and until April 9, 2002. As stated above, Nicholas M. Calapa beneficially owned 416,780 shares of our Common Stock and Bruce Keller beneficially owned, 416,780 shares of our Common Stock as of March 31, 2002. Therefore, the Officers and Directors owned 833,560 shares (39.30%) of us as of March 31, 2002.

There are no shares of our voting stock that the persons listed above may acquire within 60 days by exercise or conversion of options, warrants, conversion privileges or other rights.

Securities Ownership of Certain Beneficial Owners and Management After April 9, 2002:
------------------------------------------------------------------------------

The following table sets forth information concerning the beneficial ownership of our Common Stock following the Share Exchange by (i) each person we believe will be a beneficial owner of more than 5% of the issued and outstanding stock of the Company; (ii) the persons who will serve as officers and directors of the Company after April 9, 2002; and (iii) the designee officers and directors as a group.

Name and Address                                 Amount of Shares Beneficially                         Percent of Class
----------------                                                  -------------                        ----------------
                                                                          Owned
Greenwich Financial Group
2001 West Main Street, Suite 208                                        833,560                                  12.42%
Stamford, CT 06902

Nicholas M. Calapa
50 Myano Lane                                                        416,780(1)                                6.21%(1)
Stamford, CT 06902

Bruce Keller
600 Riversville Rd.                                                 416,780 (2)                               6.21% (2)
Greenwich, CT 06831

CGI International Holdings, Inc.
2255 Glades Road, Suite 324A                                         40,000,000                                  94.96%
Boca Raton, FL 33431

Robert Hipple
24 Waterview Drive                                                12,616,000(3)                               29.95%(3)
Ossining, NY 10562

Rodney B. Read
7979 McLain Mountain Circle                                        5,892,000(4)                               13.99%(4)
Salt Lake City, Utah  84121

Drew Roberts
2148 East 1300 South                                               5,892,000(5)                               13.99%(5)
Salt Lake City, Utah  84108

Aaron Nilsen
1492 Marilyn Drive                                                   736,000(6)                                1.75%(6)
Ogden, Utah  84003

Officers and Directors as a Group                                 25,969,560(7)                               61.65%(7)

(1) Nicholas M. Calapa, will be a Director of the Company, but will not directly own any shares of the Company. However, Mr. Calapa is a fifty percent (50%) shareholder of Greenwich New Venture Equity Fund doing business as Greenwich Financial Group, which will own an aggregate of 833,560 shares of the Company. Therefore, Mr. Calapa will beneficially own 416,780 shares (6.21%) of our Common Stock.

(2) Bruce Keller, who will not be an Officer or Director of the Company, and does not directly own any shares of the Company. However, Mr. Keller is a fifty percent (50%) shareholder of Greenwich New Venture Equity Fund doing business as Greenwich Financial Group, which will own an aggregate of 833,560 shares of the Company. Therefore, Mr. Keller beneficially will own 416,780 shares (6.21%) of our Common Stock.

(3) Robert Hipple is Chairman and CEO of CGI International Holdings, Inc. and Chairman and CEO of the Company, but does not own directly any shares of Common stock of the Company. However, Mr. Hipple is a 31.54% shareholder of CGI, which owns an aggregate of 40 million shares of the Company. Therefore, Mr. Hipple beneficially will own 12,616,000 shares (29.95%) of our Common Stock.

(4) Rodney Read is Vice President and COO of CGI International Holdings, Inc. and a Director, Vice President and COO of the Company, but does not own directly any shares of Common stock of the Company. However, Mr. Read is a 14.73% shareholder of CGI, which owns an aggregate of 40 million shares of the Company. Therefore, Mr. Read beneficially will own 5,892,000 shares (13.99%) of our Common Stock.

(5) Drew Roberts is Vice President and CFO of CGI International Holdings, Inc. and Vice President, Treasurer and CFO of the Company, but does not own directly any shares of Common stock of the Company. However, Mr. Roberts is a 14.73% shareholder of CGI, which owns an aggregate of 40 million shares of the Company. Therefore, Mr. Roberts beneficially will own 5,892,000 shares (13.99%) of our Common Stock.

(6) Aaron Nilsen is Secretary of CGI International Holdings, Inc. and Secretary of the Company, but does not own directly any shares of Common stock of the Company. However, Mr. Nilsen is a 1.75% shareholder of CGI, which owns an aggregate of 40 million shares of the Company. Therefore, Mr. Nilsen beneficially will own 736,000 shares (1.75%) of our Common Stock

(7) Robert J. Hipple, Nicholas M. Calapa, Rodney Read, Drew Roberts and Aaron Nilsen are Officers and Directors of the Company after April 9, 2002. Therefore, the Officers and Directors will own 25,969,560 shares (61.65%) of our outstanding Common Stock after April 9, 2002.

Changes In Control

On April 9, 2002, the Company accepted the Stock Subscription (Exhibit 6.1 to this Report) of CGI and issued 40 million shares of common stock to CGI on April 9, 2002. As a result of this transaction, CGI became the owner of 94 percent of the issued and outstanding shares of stock of the Company, representing control of the Company. Mr. Hipple and Mr. Read, both of who are directors and executive officers of CGI, were elected to the Board of Directors of the Company and now represent a majority of the Directors. All of the employees of CGI will become employees of the Company,

On April 9, 2002, the Company adopted the 2002 Employee Stock Option Plan, (the "Plan"). This Plan is designed to encourage key management employees of the Company and its non-employee directors to acquire a proprietary interest in the Company. It is expected that this proprietary interest will encourage option grantees to remain with the Company and will help to attract new employees and qualified outside directors.

Under the terms of the Plan, options to acquire a total of shares of common stock have been reserved for future issuance to key employees and non-employee directors, as determined by the Compensation Committee of the board of directors of the Company. The Compensation Committee will be made up of at least three independent (non-employee) members of the board of directors, to be appointed in the future. Only full time employees of the Company and non-employee directors are eligible for stock option awards, and any grants will be at an exercise price of the greater of the fair market value of the stock at the time of the grant or the par value of the stock. The options may not be exercised until after twelve months of continued employment following the date the option is granted, and then may be exercised as to 50 percent of the grant when the price of the stock on a national securities exchange exceeds 125 percent of the exercise price for ten consecutive trading days, and as to the other 50 percent when the price of the stock on a national securities exchange exceeds 150 percent of the exercise price for ten (10) consecutive trading days, but in any case only during an employee's continued employment. Non-employee directors receive an automatic grant of options to acquire 2,500 shares at current fair market value at each annual meeting anniversary date, provided that service as a director continues. A copy of the 2002 Employee Stock Option Plan is attached to this Report as Exhibit 10.1.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We presently operate our business out of the headquarters of Greenwich Financial Group, the business of our principals Nicholas M. Calapa and Bruce Keller. Greenwich Financial Group has not charged us any rent. It is expected that our headquarters will be relocated to a new location as the business formerly operated by CGI is commenced and operated by us.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)  The following documents are filed as part of this report:

          1. Financial statements; See index to financial statement and schedules in Item 7.

          2. Financial statement schedules; see index to financial statements and schedules in Item 7

          3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: See index to Exhibits immediately following Financial Statements and Financial Statement Schedules of this report.

3.1 Articles of Incorporation, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000 (SEC File No. 000-31507).

3.2 Bylaws, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000 (SEC File No. 000-31507).

10.1. Subscription Agreement dated April 9, 2002 between CGI International Holdings, Incorporated and Precom Technology, Inc.

10.2 Promissory Note in the amount of $2 million payable by CGI International Holdings, Incorporated to Precom Technology, Inc., secured by 40 million shares of Precom Technology, Inc. common stock.

10.3 2002 Employee Stock Option Plan

(b)      Reports on Form 8-K

         On March 22, 2002, we filed a Form 8-K with the Securities and Exchange Commission (SEC File No. 000-31507) to report the Share Exchange Agreement with CGI International Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           PRECOM TECHNOLOGY, INC.


                           By: Nicholas M. Calapa
                           -----------------------
                           Nicholas M. Calapa
                           President

Dated: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Nicholas M. Calapa       President and Director           April 15, 2002
-------------------------
Nicholas M. Calapa


/s/ Bruce Keller             Vice President, Secretary
-------------------------    and Director                     April 15, 2002
Bruce Keller