Form 10QSB
period 2002-03-31
PRECOM TECHNOLOGY INC
filed 2002-05-20
CIK 1123195

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

For the transition period from ____________ to ____________


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

Yes    X    No
     -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002, the Company had 44,204,131 shares of Common Stock outstanding, $0.001 par value and no shares of preferred stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No    X
     -----      -----

                             PRECOM TECHNOLOGY, INC.
                              FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001

                                TABLE OF CONTENTS

                                                                       Page No.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                       2

         FINANCIAL STATEMENTS

                  Balance Sheets                                             7

                  Statements of Operations                                   8

                  Statement of Changes in Stockholders' Equity (Deficit)     9

                  Statements of Cash Flows                                  11

                  Notes to Financial Statements                             12

Item 2.  Plan of Operations                                                 17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              19

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  20

Signatures                                                                  21

Index to Exhibits 22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used herein, the term "Company" refers to Precom Technology, Inc., a Delaware corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 which are included in our Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                                TABLE OF CONTENTS

                                                        Page No.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ....                    1

FINANCIAL STATEMENTS

       Balance Sheets .....................                    2

       Statements of Operations ...........                    3

       Statement of Stockholders' (Deficit)                    4

       Statements of Cash Flows ...........                    5

       Notes to Financial Statements ......                    6 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Precom Technology, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Precom Technology, Inc. (a development stage company) as of March 31, 2002 and the related statements of operations, stockholders' (deficit) and cash flows for the three months ended March 31, 2002 and 2001 and for the period from September 1, 1996 (date of inception) to March 31, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountant. All information included in these financial statements is the representation of the management of Precom Technology, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses of $482,185, has a deficit stockholders' equity, and needs additional capital to finance its operations. In addition, the Company does not have any assets. These conditions raise uncertainty about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Precom Technology, Inc. as of December 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Moffitt & Company, P.C.
Scottsdale, Arizona

April 22, 2002

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                                                      March 31,           December 31,
                                                                                        2002                  2001
                                                                                     (Unaudited)            (Audited)
                                                                                     -----------            ---------
TOTAL ASSETS                                                                     $                0    $                0

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

       Accounts payable
            Stock Transfer Agent                                                 $           17,839    $           17,814
            Greenwich Financial Group                                                        61,187                59,188
            Legal and accounting fees                                                        37,796                28,215
                                                                                 ------------------    ------------------

            TOTAL CURRENT LIABILITIES                                                       116,822               105,217
                                                                                 ------------------    ------------------
STOCKHOLDERS' (DEFICIT)

       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares
            Issued and outstanding - 0 - shares                                                   0                     0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares
            Issued and outstanding - 2,120,820 shares                                         2,121                 2,121
       Paid in capital in excess of par value of stock                                      363,242               363,242
       Deficit accumulated during the development stage                                   ( 482,185)            ( 470,580)
                                                                                 ------------------    ------------------

            TOTAL STOCKHOLDERS' (DEFICIT)                                                 ( 116,822)            ( 105,217)
                                                                                 ------------------    ------------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                                          $                0    $                0
                                                                                 ==================    ==================

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                                     For the Period
                                                                                          From
                                                   Three Months                    September 1, 1996
                                                   Ended March 31,                 (Date of Inception)
                                              ----------------------
                                              2002               2001               to March 31, 2002
                                              ----               ----               ------------------
REVENUE                                    $         0           $         0           $     6,768
                                           -----------           -----------           -----------
EXPENSES

       General and administrative
          expenses                              11,605                26,588               115,560
       Development costs                             0                     0               373,393
                                           -----------           -----------           -----------

                TOTAL EXPENSES                  11,605                26,588               488,953
                                           -----------           -----------           -----------

NET (LOSS)                                 $   (11,605)          $   (26,588)          $  (482,185)
                                           ===========           ===========           ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                   $      (.01)          $      (.01)
                                           ===========           ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUT-
   STANDING

       Basic and diluted                     2,120,820             2,120,820
                                             =========             =========

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                      FOR THE PERIOD FROM SEPTEMBER 1, 1996
                      (DATE OF INCEPTION) TO MARCH 31, 2002
                                   (UNAUDITED)

                                                                     Preferred Stock                         Common Stock
                                                                     ---------------                         ------------
                                                                Shares            Amount             Shares             Amounts
                                                                ------            ------             ------             -------
September 1, 1996
   (Date of inception)                                                0    $             0                  0   $              0

September, 1996 - Shares issued for services                          0                  0            100,000                100

October, 1996 - Shares issued for cash                                0                  0            100,000                100

Net (loss) for the period from
   September 1, 1996 to December 31, 1996                             0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1996                                            0                  0            200,000                200

March 1997 - Shares issued for cash                                   0                  0            400,000                400

March 1997 - Shares issued for settlement of
     failed mergers                                                   0                  0            720,820                721

Net (loss) for the year ended
   December 31, 1997                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1997                                            0                  0          1,320,820              1,321

August 1998 - Shares issued for services                              0                  0            600,000                600

Net (loss) for the year ended
   December 31, 1998                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1998                                            0                  0          1,920,820              1,921

Net (loss) for the year ended
   December 31, 1999                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 1999                                            0                  0          1,920,820              1,921

August 2000 - issuance of common stock for
   Provence Capital Corporation, Inc.                                 0                  0            200,000                200

Net (loss) for the year ended
   December 31, 2000                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 2000                                            0                  0          2,120,820              2,121

Net (loss) for the year ended
   December 31, 2001                                                  0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, DECEMBER 31, 2001                                            0                  0          2,120,820              2,121

Net (loss) for the three months ended
   March 31, 2002                                                     0                  0                  0                  0
                                                        ---------------    ---------------   ----------------   ----------------

BALANCE, MARCH 31, 2002                                               0    $             0          2,120,820   $          2,121
                                                        ===============    ===============   ===================================


                               Paid in                       Deficit
                              Capital in                   Accumulated
                               Excess of                   During the
                               Par Value                   Development
                               of Stock                       Stage                       Total
                               --------                       -----                       -----
                        $                    0       $                    0      $                    0

                                           900                            0                       1,000

                                        50,084                            0                      50,184


                                             0                     ( 16,703)                   ( 16,703)
----------------------------------------------       ----------------------      ----------------------

                                        50,984                     ( 16,703)                     34,481

                                       199,600                            0                     200,000


                                         6,488                            0                       7,209


                                             0                    ( 178,200)                  ( 178,200)
----------------------------------------------       ----------------------      ----------------------

                                       257,072                    ( 194,903)                     63,490

                                        99,400                            0                     100,000


                                             0                    ( 171,241)                  ( 171,241)
----------------------------------------------       ----------------------      ----------------------

                                       356,472                    ( 366,144)                    ( 7,751)


                                             0                      ( 7,249)                    ( 7,249)
----------------------------------------------       ----------------------      ----------------------

                                       356,472                    ( 373,393)                   ( 15,000)


                                         6,770                            0                       6,970


                                             0                     ( 58,741)                   ( 58,741)
----------------------------------------------       ----------------------      ----------------------

                                       363,242                    ( 432,134)                   ( 66,771)


                                             0                     ( 38,446)                   ( 38,446)
----------------------------------------------       ----------------------      ----------------------

                                       363,242                    ( 470,580)                  ( 105,217)


                                             0                     ( 11,605)                   ( 11,605)
----------------------------------------------       ----------------------      ----------------------

                        $              363,242       $            ( 482,185)     $            ( 116,822)
                        ======================       ======================      ======================

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                                                              For the period
                                                                                                              From September
                                                                                Three Months                 1, 1996 (Date of
                                                                                Ended March 31,                Inception) to
                                                                      --------------------------------
                                                                            2002              2001             March 31,2002
                                                                      ----------------  ---------------     -------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
       Net (loss)                                                     $        (11,605) $   (38,446)        $          (482,185)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Stock issued for merger expenses                                        0                0                  14,179
             Stock issued for services                                               0                0                 101,000
       Changes in operating assets and liabilities:

             Accounts payable                                                   11,605           38,446                 116,822
                                                                      ----------------  ---------------     -------------------
          NET CASH (USED)  BY

             OPERATING ACTIVITIES                                                    0                0                (250,184)
                                                                      ----------------  ---------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 0                0                       0
                                                                      ----------------  ---------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from issuance of common stock                                        0                0                 250,184
                                                                      ----------------  ---------------     -------------------

          NET CASH PROVIDED BY

             FINANCING ACTIVITIES                                                    0                0                 250,184
                                                                      ----------------  ---------------     -------------------

NET INCREASE IN CASH                                                                 0                0                       0

CASH AT BEGINNING OF PERIOD                                                          0                0                       0
                                                                      ----------------  ---------------     -------------------

CASH AT END OF PERIOD                                                 $              0  $             0      $                0
                                                                      ================  ===============      ==================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during the period for:

          Interest                                                    $              0  $             0     $                 0
                                                                      ================  ===============     ===================

          Taxes                                                       $              0  $             0     $               150
                                                                      ================  ===============     ===================
SCHEDULE OF NON-CASH FINANCING

   ACTIVITIES:

       Issuance of common stock for merger expenses                   $              0  $             0     $            14,179
                                                                      ================  ===============     ===================

       Issuance of common stock for services                          $              0  $             0     $           101,000
                                                                      ================  ===============     ===================

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

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

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

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

NOTE 3    DEVELOPMENT STAGE OPERATIONS

          As of March 31, 2002, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

          The Company expensed $373,393 of development costs for the period from September 1, 1996 (date of inception) to March 31, 2002.

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 4    INCOME  TAXES

          Significant components of the Company's deferred tax assets and liabilities are as follows as of March 31, 2002 and 2001:

                                                                           2001                    2000
                                                                   ------------------      ------------------
          Deferred tax assets
               Net operating losses carryforward                   $           66,000      $           62,000

               Less valuation allowance                                        66,000                  62,000
                                                                   ------------------      ------------------

               Net deferred tax assets                             $                0      $                0
                                                                   ==================      ==================

          Deferred tax liabilities                                 $                0      $                0
                                                                   ==================      ==================

          A reconciliation of the valuation allowance is as follows:

                                                                          2001                    2000

               Balance at beginning of period                      $           64,000      $           57,959

               Addition for the period                                          2,000                   4,041
                                                                   ------------------      ------------------

               Balance at end of period                            $           66,000      $           62,000
                                                                   ==================      ==================

NOTE 5    NET OPERATING LOSS CARRYFORWARDS

          The Company has the following net operating loss carryforwards at March 31, 2002:

                     Tax Year                       Amount                    Expiration date
            -----------------                ---------------------            ---------------
            December 31, 1996                $              16,703                 2016
            December 31, 1997                              178,200                 2017
            December 31, 1998                              171,241                 2018
            December 31, 1999                                7,248                 2019
            December 31, 2000                               15,226                 2020
            December 31, 2001                               38,446                 2021
            March 31, 2002                                  11,605                 2022
                                             ---------------------
                                             $             438,669
                                             =====================

          Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 6    PREFERRED STOCK

          No rights or preferences have been assigned to the preferred stock.

NOTE 7    GOING CONCERN

          These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $482,185, has deficit stockholders' equity and needs additional capital to finance its operations. These factors raise uncertainty as to the Company's ability to continue as a going concern.

          Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See Note 10)

NOTE 8    BUSINESS COMBINATION

          In August 2000, the Company merged with Provence Capital Corporation, Inc. and accounted for the transaction as a pooling of interest. The Company recorded the merger as follows:

             Increase in common stock                         $            200

             Increase in paid in capital in excess of
                par value of stock                                       6,770

          The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                                    2000
              Net sales                                       -----------------

                  Precom Technology, Inc.                     $              0
                  Provence Capital Corporation, Inc.                         0

              Net (loss)
                  Precom Technology, Inc.                             ( 42,170)
                  Provence Capital Corporation, Inc.                   ( 6,970)

          There were no material transactions between Precom Technology, Inc. and Provence Capital Corporation, Inc. prior to the merger. The effects of conforming Provence Capital Corporation, Inc.'s accounting policies to those of Precom Technology, Inc. were not material.

      See Accompanying Notes and Indeptendent Accountants' Review Report.

                             PRECOM TECHNOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE 9    UNAUDITED FINANCIAL INFORMATION

          The accompanying financial information as of March 31, 2002 and 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 10   SUBSEQUENT EVENT - SALE OF COMMON STOCK

          On April 9, 2002, the Company sold 40,000,000 shares of common stock to CGI International Holdings, Inc. under the following terms and conditions:

          A. CGI International Holdings, Inc. issued to the Company a six month note for $2,000,000.
          B.   The note does not bear interest.
          C.   The note is secured by the 40,000,000 shares of stock.
          D. The Company shall release a portion of the security if partial payments are made on the note.
          E.   The Company will change its name to Concilium Group, Inc.

          On April 12, 2002, the new chief executive officer purchased 2,030,511 shares of common stock for a cash payment of $101,541.

          On April 16, 2002, the Company issued 1,000,000 warrants to Greenwich Financial Group (Greenwich). The warrants entitle Greenwich to acquire 1,000,000 shares of common stock at $1.00 per share for a period of three years.

          The Company agreed to issue Greenwich Financial Group and its shareholders 3,850,000 of restricted common stock as follows:

          100,000 shares to stockholders of Greenwich for consulting services.

          1,350,000 shares to Greenwich subject to a lock-up agreement which restricts sales of the stock to 210,000 shares per month. The Company agreed to register these shares with the Securities and Exchange Commission by June 15, 2002. The Company is subject to penalty clauses if it does not register and receive SEC approval by June 15, 2002. The penalties are that the Company would have to issue Greenwich addition shares depending on the length of time the SB-2 filing is delayed.

          2,400,000 will be restricted shares.

          On April 17, 2002, the Company issued 2,500,000 shares to Randal Letcavage and Rosemary Nguyen in payment for a consulting agreement.

          On April 9, 2002, the Company established the 2002 employee stock option plan and reserved 4,642,820 shares of common stock for future issuance under the plan.

      See Accompanying Notes and Indeptendent Accountants' Review Report.

Item 2.  Plan of Operation

OVERVIEW
---------

On February 25, 2002, we entered into a Share Exchange Agreement with CGI International Holdings, Inc., a Delaware corporation, ("CGI"), and its shareholders. We reported this transaction in an 8-K filed with the SEC on March 26, 2002 and attached a copy of the Share Exchange Agreement as Exhibit 1 to the 8-K. On April 9, 2002, we decided to rescind that Share Exchange Agreement and to proceed with a simpler transaction that could be accomplished immediately, and with a better result for our shareholders. Under the new transaction, CGI agreed to purchase 40 million shares of our common stock for a capital investment in the Company equal to $2,000,000. Please refer to our Form 10-KSB filed with the SEC April 15, 2002 for further discussion of the share acquisition. A copy of the Subscription Agreement dated April 9, 2002 is attached as Exhibit 10.1 to our Form 10-KSB filed with the SEC on April 15, 2002. The Company intends to integrate the operations of CGI into the Company during 2002.

CGI is an international financial services company engaged in financial, tax and business planning, asset protection, insurance management, and merchant banking with offices in the United States and Hong Kong. CGI is organized as a holding corporation with five distinct divisions or subsidiaries currently, and several planned in 2002, which collectively provide all of the necessary elements to manage and execute each comprehensive, specifically tailored service plan developed and maintained to meet the financial needs of CGI's clients. The individuals managing each division or subsidiary are recognized as being among the best in their respective industries. CGI acts as a "financial concierge" by maintaining and coordinating the actions of division each subsidiary into a cohesive set of services.

RESULTS OF OPERATIONS
---------------------

The Company had no operations in the first quarter of 2002 and its sole business model since early 2000 has been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. In addition, as of the most recent quarter ending March 31, 2002, we have incurred cumulative net losses of $482,185 from inception. We abandoned all further development activities and had no assets as of March 31, 2002. These factors raised doubt as to our ability to continue as a going concern and our auditors included a going concern warning in their audit report for the year ended December 31, 2001, as reported on our 10-K filed with the SEC on April 15, 2002. Management's plans to eliminate the going concern situation included but were not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs required the consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction became a possible and foreseeable solution.

                                      I-3

In early January 2001, we had received an offer from GroupNow, Inc. dated November 1, 2000 to acquire a controlling interest in our company. On or about March 5, 2001, we contacted GroupNow, Inc., to follow up on their progress and to consider an opportunity to be acquired by our Company. After the discussions with Information Technology, Inc., we re-opened discussions with GroupNow. We entered into a Stock Exchange Agreement with GroupNow Inc. on June 4, 2001 and commenced the necessary due diligence and SEC disclosure process. In our Form 10Q for the Third Quarter of 2001, filed with the SEC on November 14, 2001, we announced that the proposed transaction with GroupNow Inc. had been called off due to extenuating circumstances. We then began to search for a more suitable acquisition partner. Negotiations between CGI and the Company began in early February, 2002 and resulted in the execution of a Share Exchange Agreement between CGI and its shareholders and the Company dated February 25, 2002. A copy of the Share Exchange Agreement was included in the Form 8-K reporting the agreement filed with the SEC on March 26, 2002. Subsequently, we decided to rescind that Agreement and entered into a Subscription Agreement with CGI on April 9, 2002, under which CGI agreed to subscribe for 40,000,000 shares of our common stock in return for a promissory note, secured by the stock, for $2,000,000. This transaction, and a copy of the Subscription Agreement and Promissory Note, were reported on Form 10-KSB, filed with the SEC on April 15, 2002.

The Company incurred general and administrative expenses of $11, 605 during the first quarter of 2002, resulting in a loss for the quarter of $11, 605 and a cumulative loss of $482,185.

Currently the Company does not have sufficient resources to meet the Company's cash requirements. The Company is current seeking to raise additional capital through various vehicles including but not limited to acquisitions of other business concerns, private stock placements, or public offerings.

FORWARD-LOOKING STATEMENTS
--------------------------

Forward-looking statements, based on management's current views and assumptions, are made throughout this Form 10-QSB. These statements, including consolidated pro forma financial statements, are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Among the factors that may affect operating results are the following: success of the Company's change in focus, competitive environment, limited capital resources and general economic conditions.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Robert Hipple, CEO of the Company, Rodney Read, COO, Drew Roberts, CFO and Aaron Nilsen, Corporate Counsel, as officers of CGI, the 94 percent majority shareholder of the Company, were named as defendants in an action entitled David
K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed March 21, 2002 in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230. In that action, the Receiver is seeking to ascertain whether any assets of Merrill Scott & Associates, Inc., a Utah corporation, by which all of the individuals had been employed prior to October 15, 2001 (Mr. Roberts until December 31, 2001) are held by CGI. Merrill Scott & Associates, Inc., which ceased active business prior to the end of 2001, is the subject of an SEC civil enforcement action, along with its principal and several related entities, commenced on January 15, 2002. The Receiver was appointed on January 23, 2002 at the request of the SEC to identify and gather the assets of Merrill Scott & Associates, Inc. for the benefit of its creditors. Based on a review of the pleadings and other documents filed in the Receiver action, no liability is expected to result from this action on the part of CGI, or any of the named individuals, because no assets or other property of Merrill Scott & Associates, Inc. are held by CGI, or any of the named individuals. On April 5, 2002, a Stipulated Order was entered by the Court in the pending civil litigation whereby, in part, CGI agreed to set aside temporarily 40% of any fees or commissions earned by CGI from certain clients for whom CGI might provide services in the future, until it has been determined whether the Receiver has any claim to the specific clients. CGI does not expect the any reserved funds will be subject to a claim by the Receiver since the Receiver has already indicated that he will not be providing any services to any of the potential clients. The Stipulated Order any relates to potential clients first identified between October 15, 2001 and January 15, 2002, prior to CGI's incorporation. Motions to Dismiss the claims against CGI and the named individuals for failure to state a cause of action, or for judgment on the pleadings, have been filed in the Receiver's action and are currently pending with the Court.

Item 2.  Changes in Securities.

On February 25, 2002, we entered into a Share Exchange Agreement with CGI, and its shareholders. We reported this transaction in an 8-K filed with the SEC on March 26, 2002 and attached a copy of the Share Exchange Agreement as Exhibit 1 to the 8-K. On April 9, 2002, we decided to rescind that Share Exchange Agreement and to proceed with a simpler transaction that could be accomplished immediately, and with a better result for our shareholders. Under the new transaction, CGI agreed to purchase 40 million shares of our common stock for a capital investment in the Company equal to $2,000,000 (the "Subscription Agreement). Please refer to the Company's Form 10-KSB filed with the SEC on April 15, 2002 for further discussion of the Subscription Agreement.

Effective April 16, 2002, the Company issued 1,000,000 warrants to Greenwich Financial Group. Please refer to Item 5 for further discussion of the Warrant Agreement.

On April 12, 2002, the Company entered into a subscription agreement with Robert
J. Hipple, President, CEO and Chairman of the Company, whereby the Company issued 2,030,811 shares of the Company's common stock to in exchange for $101,540.55. The proceeds from this subscription were used by the Company for payroll and other operating expenses.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

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

         Appointment of Auditors for 2002

         To appoint Moffitt & Company, PC, of Scottsdale, Arizona, as our auditors again for 2002.

         Adoption of the 2002 Stock Option Plan for Employees

         To approve the adoption of the 2002 Employee Stock Option Plan.

Please refer to the Company's Form 10-KSB filed with the SEC on April 15, 2002 for further discussion of these shareholder actions. A copy of the 2002 Employee Stock Option Plan is attached to that Form 10-KSB.

Item 5.  Other information.

The Company has agreed to honor and complete certain agreements and conditions that were contemplated under the rescinded Share Exchange Agreement. The following are the related transactions the Company has entered into:

The Company has issued warrants to Greenwich Financial Group ("GFG") to purchase 1,000,000 shares of the Company's common stock at $2.00 per share for a period of three (3) years. A copy of the Warrant Agreement with GFG is attached hereto as Exhibit 10.1.

The Company will also issue a total of 3,850,000 restricted shares of the Company's common stock to GFG (the GFG Shares"). Issuance of the GFG Shares will be as follows:

         100,000 of the GFG Shares have been included in the Company's registration statement on Form S-8 filed with the SEC May 8, 2002 (the "S-8"). 50,000 of these shares were issued each to Nicholas M. Calapa, director of the Company and Bruce Keller, former director of the Company, pursuant to separate consulting agreements with Messers. Calapa and Keller. Copies of the consulting agreements are attached as Exhibits 4.2 and 4.3 to the S-8.

         1,350,000 of the GFG Shares are subject to a Lock-up Agreement effective May 8, 2002 (the "Lock-up Agreement") between GFG and the Company. The Lock-up Agreement provides for the release of the subject shares for sale at the rate of 15% per month (210,000 shares) once the subject shares become free trading as a result of an effective registration of the subject shares and elimination of any transfer restrictions. A copy of the Lock-up Agreement is attached hereto as
         Exhibit 10.2.

         2,400,000 of the GFG Shares will remain restricted shares.

The Company has agreed to use its reasonable best efforts to register 1,350,000 of the GFG Shares on Form SB-2 to be filed with the SEC by June 15, 2002. If the SB-2 is not filed by June 30, 2002, then the Company agreed to issue an additional two hundred thousand (200,000) shares to GFG with such shares to be registered in the SB-2 Registration Statement. For each additional 30 days that the SB-2 is not filed with the SEC, GFG will receive an additional two hundred thousand (200,000) shares that will be registered in the SB-2 Registration Statement. If the SB-2 is not approved by the SEC and deemed effective within 365 days of filing, through any fault or neglect of the Company, then GFG will receive an additional two hundred thousand (200,000) shares. For each additional sixty (60) days that the SB-2 is not thereafter deemed effective for the same reasons, GFG will receive an additional two hundred thousand (200,000) shares.

The Company issued 1,250,000 shares each to Randal Letcavage and Rosemary Nguyen, principals of iCapital Corporation, pursuant to a Financial Consulting Services Agreement dated April 17, 2002, between the Company and Randal Letcavage and Rosemary Nguyen (the "Consulting Agreement"). These 2,500,000 shares are included in the S-8 registration statement filed May 8, 2002. A copy of the Consulting Agreement attached as Exhibit 4.1 to the S-8.

Item 6.  Exhibits and reports on Form 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed one report on Form 8-K during the quarter for which this report is filed:

         On March 22, 2002, the Company filed a Form 8-K disclosing the subscription of 40,000,000 shares of the Company's common stock by CGI International Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Precom Technology, Inc.,
a Florida corporation

By: /s/ Robert J. Hipple
-------------------------
Robert J. Hipple
President and CEO

DATED: May  20, 2002