Form 10QSB
period 2002-06-30
PRECOM TECHNOLOGY INC
filed 2002-08-20
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(D) Of The Securities
Exchange Act Of 1934

For the quarterly period ended June 30, 2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Exchange Act

For the transition period from ____________ to ____________


Commission File No. 0-31507

PRECOM TECHNOLOGY, INC.
(Name of Small Business Issuer in Its Charter)


	Florida	06-1588136
	State or Other Jurisdiction of			(I.R.S. Employer
	Incorporation or Organization)			Identification
No.)

2255 Glades Road, Suite 324A, Boca Raton, Florida 33431
(Address of Principal Executive Offices)

(561) 988-2610
(Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2002, the Company had 46,804,131 shares of Common Stock, $0.001 par value, outstanding and 1,000,000 shares of convertible preferred stock outstanding.


Transitional Small Business Disclosure Format (check one):

Yes         No    X__



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used herein, the term "Company" refers to Precom Technology, Inc., a Delaware corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are included in our Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                               Precom Technology, Inc.
                              Balance Sheets June 2002
                                    And June 2001

                                    Jun 30, 2002           Jun 30, 2001
ASSETS
     Current Assets
          Cash and Cash equivalents        7,472                      -
          Other Current Assets           180,212                      -
     Total Current Assets                187,684                      0

TOTAL ASSETS                             187,684                      0


LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
        Accounts Payable                  63,964                102,803
        Notes Payable                     73,292                      0

     Total Liabilities                   137,256                102,803

   Equity
      Common Stock                        46,804                  2,121
        Par value $.001 per share
        Authorized 50,000,000 shares
        Issued and Outstanding 46,804,131

      Preferred Stock
        Par value $.001 per share
        Authorized 10,000,000 shares
        Issued and Outstanding 1,000,000   1,000                      0

      Paid in Capital in excess
      of par value stock                 480,286                363,242
      Retained Earnings                 -482,185               -468,166
      Current Income                       4,522                      0

   Total Equity                           50,427               -102,803

TOTAL LIABILITIES & EQUITY               187,684               -102,803

                          Precom Technology, Inc.
                          Statement of Operations
                   For Three Months Ended June 30, 2002


                                Three Months Ended   Three Months Ended
                                   June 30, 2002          June 30, 2001

      Income                                38,144                    0
   Ordinary Income/Expense
         Expense
            Administrative & General Exps   14,318                9,444
            Legal & Professional            8,844
            Office Expense                    471
            Office Rent                     9,989
            Development costs
          Total Expense                     33,622                9,444
   Net Ordinary Income                       4,522               -9,444

   Net loss per share basic and diluted     (0.000)              (0.004)

   Weighted average number
   of shared outstanding                  46,804,131          2,120,850

                                          Precom Technology, Inc.
                                    Statement of Stockholders' Surplus
                              For the Period April 1, 2002 through June 30, 2002

                 Preferred Stock         Common Stock        PIC in excess         Deficit           Total
                  Shares   Amount       Shares   Amount       of Par Value        Accumulated

         Mar-02                        2,120,820   2,121          363,242          (482,185)      (116,822)

Shares Issued
during quarter
Ending 6/30/02   1,000,000  1,000                                 -                -              1,000

                                      44,683,311   44,683          117,044         4,522        166,249

Total        1,000,000      1,000     46,804,131   46,804           480,286         (477,663)        50,427

                        Precom Technology, Inc.
                        Statements of Cash Flow
                            For Three Months
                           Ended June 30, 2001
                                    And
                              June 30, 2002


                                Three Months            Three Months
                          Ending June 30, 2002     Ending June 30, 2001



Cash at Beginning of Period                 0                         0

Cash Flows from Operating Activities  (65,820)                      -

Cash Flows from Financing Activities  73,292                        -

Net Cash at end of Period              7,472                        -

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

OVERVIEW
---------

On February 25, 2002, we entered into a Share Exchange Agreement with CGI International Holdings, Inc., a Delaware corporation, ("CGI"), and its shareholders. We reported this transaction in an 8-K filed with the SEC on March 26, 2002 and attached a copy of the Share Exchange Agreement as Exhibit 1 to the 8-K. On April 9, 2002, we decided to rescind that Share Exchange Agreement and to proceed with a simpler transaction that could be accomplished immediately and with a better result for our shareholders.
Under the new transaction, CGI agreed to purchase 40 million shares of our common stock for a capital investment in the Company equal to $2,000,000. Please refer to our Form 10-KSB filed with the SEC April 15, 2002 for further discussion of the share acquisition. A copy of the Subscription Agreement dated April 9, 2002 is attached as Exhibit 10.1 to our Form 10-KSB filed with the SEC on April 15, 2002. The Subscription Agreement was satisfied by a secured promissory note from CGI, payable within six months. On July 22, 2002, CGI transferred the shares, subject to the promissory note, to International Financial Concierge Services, Inc., ("IFCS") which now owns the shares.

On May 26, 2002, we entered into a Share Exchange Agreement with CGI, Saddleback Financial Corporation, a Delaware corporation ("Saddleback"), Leaseco Holding, Inc., an Illinois corporation and Merchants Capital Corporation for the acquisition of the assets related to the equipment leasing business of Saddleback, which is based in Orange, California ("Saddleback Acquisition"). For further information please refer to our Form 8-K filed with the SEC on June 19, 2002, disclosing our acquisition of the assets of Saddleback Finance, Inc. The share exchange partially closed as of June 1, 2002 and the tangible assets of the leasing business were transferred to Saddleback Finance, Inc. ("SFI"), a new subsidiary of the Company incorporated on May 26, 2002 for that purpose. During June, SFI relocated the offices of the business to new offices in Anaheim. CA due to the failure of the old business to pay rent due to its landlord. Over the next six weeks, SFI began operations of the business, although the steps necessary to complete the Share Exchange Agreement had not yet been completed and no shares of the Company's stock had been issued as the consideration for the transaction. As a result of the continuing due diligence and actual operating results differing significantly than the represented results, on August 15, 2002, SFI and the Company rescinded the Share Exchange Agreement, closed the operations in Anaheim, CA and advised the seller that the business had been closed. No response was received from the seller.

RESULTS OF OPERATIONS
---------------------
The Company had no operations in the first quarter of 2002 and its sole business model since early 2000 has been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital-intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. These factors raised doubt as to our ability to continue as a going concern and our auditors included a going concern warning in their audit report for the year ended December 31, 2001, as reported on our 10-K filed with the SEC on April 15, 2002. Management's plans to eliminate the going concern situation included but were not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs required the consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction became a possible and foreseeable solution.

In early January 2001, we had received an offer from GroupNow, Inc. dated November 1, 2000 to acquire a controlling interest in our company. On or about March 5, 2001, we contacted GroupNow, Inc., to follow up on their progress and to consider an opportunity to be acquired by our Company. After the discussions with Information Technology, Inc., we re-opened discussions with GroupNow. We entered into a Stock Exchange Agreement with GroupNow Inc. on June 4, 2001 and commenced the necessary due diligence and SEC disclosure process. In our Form 10Q for the Third Quarter of 2001, filed with the SEC on November 14, 2001, we announced that the proposed transaction with GroupNow Inc. had been called off due to extenuating circumstances. We then began to search for a more suitable acquisition partner. Negotiations between CGI and the Company began in early February, 2002 and resulted in the execution of a Share Exchange Agreement between CGI and its shareholders and the Company dated February 25, 2002. A copy of the Share Exchange Agreement was included in the Form 8-K reporting the agreement filed with the SEC on March 26, 2002. Subsequently, we decided to rescind that Agreement and entered into a Subscription Agreement with CGI on April 9, 2002, under which CGI agreed to subscribe for 40,000,000 shares of our common stock in return for a promissory note, secured by the stock, for $2,000,000. This transaction, and a copy of the Subscription Agreement and Promissory Note, were reported on Form 10-KSB, filed with the SEC on April 15, 2002. On July 26, 2002, the shares acquired by CGI and the promissory note were acquired by IFCS, a Florida corporation.

From June 1, 2002 until August 15, 2002, the Company, through its wholly-owned subsidiary SFI, operated an equipment leasing business in Anaheim, CA. Due to misrepresentations regarding the assets, prospects and work in process of the acquired business, the equipment leasing business of SFI was closed on August 15, 2002, and the tangible assets were liquidated to pay debts of the business. The Company continues its own equipment leasing business for its existing client base and is actively searching for new acquisitions in the equipment leasing industry, which the company considers to be a viable, growing market segment. The results of the Company's financial activity for the quarter ending June 30, 2002 have been adjusted to reflect the closing of the business on July 26, 2002, although the actual closing occurred after the end of the quarter.

The Company incurred general and administrative expenses of $33,622 during the second quarter of 2002, resulting in a gain the quarter of $4,522 and a cumulative gain of $4,522. In addition, as of the most recent quarter ending June 30, 2002, we have incurred cumulative net losses of $477,663 from inception.

Currently the Company does not have sufficient resources to meet the Company's cash requirements. The Company is current seeking to raise additional capital through various vehicles including but not limited to acquisitions of other business concerns, private stock placements, or public offerings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently engaged in any legal proceedings and no legal proceedings are currently threatened against the Company.

Robert Hipple, CEO of the Company, Rodney Read, COO, and Drew Roberts, CFO, acting as officers of CGI, the former majority shareholder of the Company, were named as defendants in an action entitled David K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed March 21, 2002 in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230. Neither the Company nor its majority shareholder, IFCS, are named in or are parties to the action, and had no involvement in any matter alleged in the action. In the action, the Receiver is seeking to ascertain whether any assets of a now defunct corporation by which all the three individuals had been employed prior to October 15, 2001 (Mr. Roberts until December 31, 2001) were acquired by CGI when it was formed on January 24, 2002. The old company, which ceased all active business prior to the end of 2001, is the subject of an SEC civil enforcement action, along with its individual owner and several related entities and persons, none of whom were ever employed by or affiliated with CGI. The SEC action against the old company was commenced on January 15, 2002 (prior to the formation of CGI) and all of the business and assets of the old company were frozen by the SEC at that time. The Receiver was later appointed on January 23, 2002 at the request of the SEC to identify and gather the assets of the old company for the benefit of its creditors. Based on a review of the pleadings and other documents filed in the Receiver action, no liability is expected to result from this action on the part of CGI, or any of the named individuals, because no assets or other property of the old company are held by CGI, or any of the named individuals. Motions to Dismiss the claims against CGI and the named individuals for failure to state a cause of action, or for judgment on the pleadings, have been filed in the Receiver's action and are currently pending with the Court.

Item 2.  Changes in Securities.

On February 25, 2002, we entered into a Share Exchange Agreement with CGI, and its shareholders. We reported this transaction in an 8-K filed with the SEC on March 26, 2002 and attached a copy of the Share Exchange Agreement as
Exhibit 1 to the 8-K. On April 9, 2002, we decided to rescind that Share Exchange Agreement and to proceed with a simpler transaction that could be accomplished immediately and with a better result for our shareholders. Under the new transaction, CGI agreed to purchase 40 million shares of our common stock for a capital investment in the Company equal to $2,000,000 (the "Subscription Agreement). Please refer to the Company's Form 10-KSB filed with the SEC on April 15, 2002 for further discussion of the Subscription Agreement. On July 26, 2002, IFCS acquired the shares issued to CGI and assumed the obligation under the promissory note secured by the shares, and IFCS remains as the majority shareholder of the Company.

Effective April 16, 2002, the Company issued 1,000,000 warrants to Greenwich Financial Group. Please refer to Item 5 for further discussion of the Warrant Agreement.

On April 12, 2002, the Company entered into a subscription agreement with Dana Hipple, wife of Robert Hipple, President, CEO and Chairman of the Company, whereby the Company issued 2,030,811 shares of the Company's common stock for $101,540.55. The proceeds from this subscription were used by the Company for payroll and other operating expenses.

Saddleback Acquisition

Pursuant to the Saddleback Acquisition, the Company agreed to issue 1,000,000 shares of non-voting, non-cumulative shares of Class B Preferred Stock to Saddleback Financial Corporation for its assets other than tangible assets. The Preferred Stock to be issued would be subject to conversion into additional common shares in one year, having a value of $2.5 million, based on the market closing price at that time. The preferred shares were not issued because all of the conditions to closing the transaction were not met. In view of the rescission of the acquisition effective August 15, 2002, these preferred shares will not be issued. As part of the Share Exchange Agreement, the Company also agreed to issue 500,000 shares of its common stock pursuant to a Consulting Services Agreement, dated June 3, 2002, between the Company and Lee C. Summers, Trustee for Merchants Capital and Yasar Samarah (the "Consulting Agreement"). The 500,000 shares were included in an S-8 registration statement filed July 3, 2002. A copy of the Consulting Agreement is attached as Exhibit 1 to the S-8. The Consulting Agreement also has been terminated, effective August 15, 2002, as part of the rescission of the Share Exchange Agreement. No services were performed under the Consulting agreement.

Acquisition of Interest in Venture Fund

Effective June 30, 2002, the Company subscribed for a limited partnership interest in the Prospect Private Equity Fund. The Subscription Agreement, a copy of which is attached as Exhibit 10.3, was for a $10 million interest in the Fund, and was satisfied with the issuance to the Fund of 1,000,000 shares of Series B convertible preferred stock of the Company. The Series B preferred stock is convertible into common shares having a value of $10 million based on the average trading price of the Company's common shares at the time of conversion. A copy of the Series B Preferred Stock Statement of Rights and Preferences is attached as Exhibit 4.1.

Item 3.  Defaults Upon Senior Securities.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other information.

The Company has agreed to honor and complete certain agreements and conditions that were contemplated under the rescinded Share Exchange Agreement. The following are the related transactions the Company has entered into:

The Company has issued warrants to Greenwich Financial Group ("GFG") to purchase 1,000,000 shares of the Company's common stock at $2.00 per share for a period of three (3) years from ????. A copy of the Warrant Agreement with GFG is attached as Exhibit 10.1 to the Company's 10-QSB to the period ending March 30, 2002.

The Company also agreed to issue a total of 3,850,000 restricted shares of the Company's common stock to GFG (the GFG Shares") as part of the acquisition of a controlling interest in the Company by CGI, in which CGC acted as a consultant to the Company. Issuance of the GFG Shares is as follows:

100,000 of the GFG Shares have been included in the Company's registration statement on Form S-8 filed with the SEC May 8, 2002 (the "S-8"). 50,000 of these shares were issued each to Nicholas M. Calapa, director of the Company and Bruce Keller, former director of the Company, pursuant to separate consulting agreements with Messrs. Calapa and Keller. Copies of the consulting agreements are attached as Exhibits 4.2 and 4.3 to the S-8.

1,350,000 of the GFG Shares are subject to a Lock-up Agreement effective May 8, 2002 (the "Lock-up Agreement") between GFG and the Company. The Lock-up Agreement provides for the release of the subject shares for sale at the rate of 15% per month (210,000 shares) once the subject shares become free trading as a result of an effective registration of the subject shares and elimination of any transfer restrictions. A copy of the Lock-up Agreement is attached as Exhibit
10.2 to the Company's 10-QSB to the period ending March 30, 2002. The Company has agreed to include the 1,350,000 shares on a Form SB-2 which the Company intends to use its best efforts to file with the SEC by September 15, 2002.


2,400,000 of the GFG Shares will remain restricted shares.



The Company issued 1,250,000 shares of its common stock each to Randall Letcavage and Rosemary Nguyen, principals of iCapital Corporation, pursuant to a Financial Consulting Services Agreement dated April 17, 2002, between the Company and Randall Letcavage and Rosemary Nguyen (the "Financial Consulting Agreement"). These 2,500,000 shares are included in the S-8 registration statement filed May 8, 2002. A copy of the Financial Consulting Agreement is attached as Exhibit 4.1 to the S-8.


Item 6.  Exhibits and reports on Form 8-K

Exhibits. Exhibits that are required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed one report on Form 8-K during the quarter for which this report is filed:

On June 19, 2002, the Company filed a Form 8-K disclosing the Company's acquisition of Saddleback Finance, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Precom Technology, Inc.,
a Florida corporation

By:
-----/s/Robert J. Hipple----
Robert J. Hipple
President and CEO

DATED: August 19, 2002


INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

	3.1	*	Articles of Incorporation, as amended,
incorporated by reference to the Registrant's
Form 8-K12g3, filed on September 12, 2000.

	3.2	*	Bylaws, as amended, incorporated by reference
to the Registrant's Form 8-K12g3, filed on September 12, 2000.

	4.1	30	Series B Preferred Stock Statement of Rights
and Preferences

	10.1	*	Warrant Agreement with Greenwich Financial
Group effective May 8, 2002.

	10.2	*	Registration and Lock-up Agreement between the
Company and Greenwich Financial Group,
effective May 8, 2002.

	10.3.1	14	Subscription Agreement for Prospect Private
Equity Fund

	99.1	33	Certification of Chief Executive Officer

	99.2	34	Certification of Chief Financial Officer


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.



1
24
1