Form 10QSB/A
period 2002-06-30
PRECOM TECHNOLOGY INC
filed 2002-08-29
CIK 1123195

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

Yes         No    X__



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used herein, the term "Company" refers to Precom Technology, Inc., a Delaware corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are included in our Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis. The Company's independent auditor has not reviewed the financial statements included in this filing. An amendment to this filing will be made when the independent review is completed.

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

The Company has issued warrants to Greenwich Financial Group ("GFG") to purchase 1,000,000 shares of the Company's common stock at $2.00 per share for a period of three (3) years commencing April 16, 2002. A copy of the Warrant Agreement with GFG is attached as Exhibit 10.1 to the Company's 10-QSB to the period ending March 30, 2002.

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

Precom Technology, Inc.,
a Florida corporation

By:
-----/s/Robert J. Hipple----
Robert J. Hipple
President and CEO

DATED: August 19, 2002


INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

	3.1	*	Articles of Incorporation, as amended,
incorporated by reference to the Registrant's
Form 8-K12g3, filed on September 12, 2000.

	3.2	*	Bylaws, as amended, incorporated by reference
to the Registrant's Form 8-K12g3, filed on September 12, 2000.

	4.1	*	Series B Preferred Stock Statement of Rights
and Preferences, incorporated by reference to the Registrant's
Form 10-QSB for the period ending June 30, 2002.

	10.1	*	Warrant Agreement with Greenwich Financial
Group effective May 8, 2002, incorporated by reference to the Registrant's Form 10-QSB for the period ending March 31, 2002.

	10.2	*	Registration and Lock-up Agreement between the
Company and Greenwich Financial Group,
effective May 8, 2002, incorporated by reference to the Registrant's Form 10-QSB for the period ending March 31, 2002.

	10.3.1	*	Subscription Agreement for Prospect Private
Equity Fund, incorporated by reference to the Registrant's
Form 10-QSB for the period ending June 30, 2002.

	99.1	*	Certification of Chief Executive Officer,
incorporated by reference to the Registrant's Form 10-QSB for the period ending June 30, 2002.

	99.2	*	Certification of Chief Financial Officer,
incorporated by reference to the Registrant's Form 10-QSB for the period ending June 30, 2002.



* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.



1
24
1