Form 10QSB
period 2002-09-30
PRECOM TECHNOLOGY INC
filed 2002-11-20
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(D) Of The Securities
Exchange Act Of 1934

For the quarterly period ended September 30, 2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Exchange Act

For the transition period from ____________ to ____________


Commission File No. 0-31507

INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.

Formerly Known As:
Precom Technology, Inc.

(Name of Small Business Issuer in Its Charter)


     Florida                                          06-1588136
State or Other Jurisdiction of                    I.R.S. Employer
Incorporation or Organization)                   Identification No.)

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

Yes    X    No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2002, the Company had 22,361,615 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes         No    X__


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used herein, the term "Company" refers to International Trust & Financial Systems, Inc., formerly Precom Technology, Inc., a Florida corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are included in our Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis. The Company's independent auditor has not reviewed the financial statements included in this filing. An amendment to this filing will be made when the independent review is completed.



                               Balance Sheet
                          Precom Technology, Inc.
                                September 30

ASSETS                                              2002         2001

    Current Assets
        Total Checking/Savings                    1,210
        Other Current Assets                    150,676
        Total Current Assets                    151,886
    Total Fixed Assets                            9,238
TOTAL ASSETS                                    161,125           -0-
LIABILITIES & EQUITY
  Liabilities
    Current Liabilities                            4,642      100,828
    Long Term Liabilities                        65,315
  Total Liabilities                              69,958
Equity
  Common Stock                                  198,079
  Opening Bal Equity                            101,540
  Paid in Capital                               363,241
   Preferred Stock - class B
    Secured note on Preferred Stock   -10,000,000
    Preferred Stock - class B - Other  10,000,000
   Total Preferred Stock - class B              0
  Retained Earnings                            -482,185
  Net Income                                    -89,509
 Total Equity                                    91,167
TOTAL LIABILITIES & EQUITY                      161,125      -100,828


       Common Stock Reconciliation


Beginning Balance                          63,308
Capitalization of Expenses:
      Anslow & Jacklin                     28,257
      Moffit & Co.                         15,730
      Interstate Transfer                  17,491
      Robert J. Hipple                     73,291
Ending Balance                            198.079


Additional information:

On October 1, 2002, 3,125,000 shares of Class A preferred stock were issued to acquire 100% of the voting stock of International Financial Strategies, Inc. The total increase in equity for this acquisition was $62,250 making the total equity $153,667




                            Income Statement
                         For Three Months ending
                                 9/30/02

                                                      2002         2001
Income                                                 -0-        6,766
    Expense.
..
        Total Administrative & General Exps          2,326        4,791

        Total Marketing                               735
     Total Expense                                  3,061

    Net Ordinary Income                            -3,061

     Income from Subsidiaries                     -103,459  See note 1
..
Net Income                                        -106,520       1,975
Common Shares Outstanding                       22,361,615   2,120,852

Net Income/Loss per share                             .00          .00


Note 1.....Loss from subsidiaries represents the rescission of the agreement between Saddleback and Precom. Actual losses from operations of Saddleback from July 1, 2002 through September 30, 2002 were
$56,173.80. Charges related to the rescission were $47,285.34.



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

OVERVIEW
---------

Prior to 2002, the Company was a blind pool whose sole business plan and direction was to identify and merge with an operating business. During 2001, the Company explored merger transactions with a number of entities, but was unable to complete a merger transaction. The Company had no significant assets and its independent auditors expressed a going concern warning in the audit of the Company's financial results for 2001.

In early February, 2002, negotiations began between CGI International
Holdings, Inc., a Delaware corporation, ("CGI") and the Company and resulted in the execution of a Share Exchange Agreement between CGI and its shareholders and the Company dated February 25, 2002. A copy of the Share Exchange Agreement was included in the Form 8-K reporting the agreement which was filed with the SEC on March 26, 2002. Subsequently, the Company decided to rescind that Agreement and entered into a Subscription Agreement with CGI on April 9, 2002, under which CGI agreed to subscribe for 40,000,000 pre-split shares of our common stock in return for a promissory note, secured by the stock, for $2,000,000 (the "Promissory Note"). This transaction, and a copy of the Subscription Agreement and Promissory Note, were reported on Form 10-QSB/A for the period ending June 30, 2002, filed by the Company with the Securities and Exchange Commission on July 29, 2002.

On August 1, 2002, the Company agreed to cancel the Subscription Agreement with CGI because CGI had informed the Company that it would be unable to make payment of the Promissory Note by the due date. As a result, the Company also cancelled the 40,000,000 pre-split Shares of Common Stock, par value $.001, issued to CGI (the Subscription Shares") as part of the Subscription Agreement. The Company was also informed by CGI that the proposed transfer of the Subscription Shares to International Financial Concierge Services, Inc. ("IFCS"), as reported in the 10-QSB/A for the period ending June 30, 2002, was not completed and IFCS had obtained no interest in the Subscription Shares issued to CGI.

Subsequently, on October 8, 2002, the Company entered into a Share Exchange Agreement with the shareholders of IFCS as a result of which, the Company acquired all of the issued and outstanding shares of IFCS, which became a wholly-owned subsidiary of the Company. The controlling shareholders of IFCS were Robert Hipple, Rod Read and Drew Roberts, who are the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, of the Company. IFCS is Florida corporation engaged in financial, business and estate planning, equipment leasing, and other financial services. This transaction was reported on a Form 8-K/A filed by the Company with the SEC on October 23, 2002, and a copy of the Share Exchange Agreement was filed as an exhibit to that Form 8-K/A.

As a result of the acquisition of all of the stock of IFCS, the Company is now engaged in the financial service business, offering financial planning, tax planning, business consulting, mortgage services, equipment lease financing and merchant banking services. To comport with this new business activity, the Company changed its name to International Trust & Financial Systems, Inc. on October 15, 2002 and will do business under the name iTrustFinancial. This name change was reported on a Form 8-K/A filed with the SEC on October 17, 2002 and has been reported to the National Association of Securities Dealers, Inc. The Company also established a new Internet web site at www.itrustfinancial.com and has developed a new logo and corporate identity.

SADDLEBACK FINANCE, INC.

On May 26, 2002, we entered into a Share Exchange Agreement with CGI, Saddleback Financial Corporation, a Delaware corporation ("Saddleback"), Leaseco Holding, Inc., an Illinois corporation and Merchants Capital Corporation for the acquisition of certain assets related to the equipment leasing business of Saddleback, based in Orange, California ("Saddleback Acquisition"). For further information please refer to our Form 8-K filed with the SEC on June 19, 2002, disclosing our acquisition of certain assets of Saddleback Financial Corporation. The share exchange partially closed as of June 1, 2002 and certain tangible assets of the leasing business were transferred to Saddleback Finance, Inc. ("SFI"), a new subsidiary of the Company incorporated on May 26, 2002 for that purpose. During June, SFI relocated the offices of the leasing business to new offices in Anaheim, CA due to the failure of the old business to pay rent due to its landlord. Over the next six weeks, SFI began operations of the acquired lease business, although the steps necessary to complete the Share Exchange Agreement had not yet been completed and no shares of the Company's stock had yet been issued as the consideration for the transaction. As a result of the continuing due diligence by the Company, and actual operating results differing significantly from the represented results, on August 15, 2002, SFI and the Company rescinded the Share Exchange Agreement, closed the operations in Anaheim, CA and advised the sellers that the business had been closed. No response was received from the seller and the acquisition transaction has been terminated, without the issuance of any shares by the Company.

RESULTS OF OPERATIONS
---------------------
The Company had no operations in the first quarter of 2002. The Company's sole business model since early 2000 had been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital-intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. These factors raised doubt as to our ability to continue as a going concern and our auditors included a going concern warning in their audit report for the year ended December 31, 2001, as reported on our 10-K filed with the SEC on April 15, 2002. Management's plans to eliminate the going concern situation included but were not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs required the consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction became a possible and foreseeable solution.

From June 1, 2002 until August 15, 2002, the Company, through its wholly-owned subsidiary SFI, operated an equipment leasing business in Anaheim, CA. Due to misrepresentations regarding the assets, prospects and work in process of the acquired business, the equipment leasing business of SFI was closed on August 15, 2002, and the tangible assets were liquidated to pay debts of the business, including debts of the previous operator, which SFI was forced to pay in order to operate the business. The Company has continued its own equipment leasing business for its existing client base and is actively searching for new acquisitions in the equipment leasing industry, which the Company considers to be a viable, growing market segment.

On October 8, 2002 the Company entered into a Share Exchange Agreement with International Financial Concierge Services, Inc. (IFCS), a Florida based financial planning and services company. The Share Exchange Agreement provides for the exchange of 3,125,000 Series A voting, convertible preferred shares for all of the outstanding shares of IFCS, which became a wholly owned subsidiary of the Company. The Series A preferred shares are convertible on a one preferred share for two common shares any time after January 1, 2003. The Series A preferred shares are voting shares, and vote on the basis of two votes for each preferred shares outstanding. For further discussion please refer to our Form 8-K/A filed with the SEC on October 23, 2002. IFCS was owned by the principals of the Company, including Mr. Hipple, the CEO, Mr. Read, the COO and Mr. Roberts, the CFO. No independent valuation of IFCS was performed.

The Company incurred general and administrative expenses of $3,061 during the third quarter of 2002. This, together with the losses incurred from the rescinded Saddleback Agreement resulted in a loss for the quarter of $106,520 and a cumulative loss of $89,509. In addition, as of the most recent quarter ending September 30, 2002, we have incurred cumulative net losses of $89,509 from inception.

Currently the Company does not have sufficient resources to meet the Company's cash requirements. The Company is currently seeking to raise additional capital through various vehicles including but not limited to acquisitions of other business concerns, private stock placements, debt financings, or public offerings.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently engaged in any legal proceedings and no legal proceedings are currently threatened against the Company.

Robert Hipple, CEO of the Company, Rodney Read, COO, and Drew Roberts, CFO, acting as officers of CGI, the former majority shareholder of the Company, were named as defendants in an action entitled David K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed March 21, 2002 in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230. Neither the Company nor its major subsidiary, IFCS, are named in or are parties to the action, and neither had any involvement in any matter alleged in the action. In the action, the Receiver is seeking to ascertain whether any assets of a now defunct, unrelated corporation, by which the three named individuals had been employed prior to October 15, 2001 (Mr. Roberts until December 31, 2001) were acquired by CGI, when it was formed on January 24, 2002. Based on a review of the pleadings and other documents filed in the Receiver action, no liability is expected to result from this action on the part of any of the named individuals, because no assets or other property of the prior, unrelated company are held by CGI, or any of the named individuals. CGI itself, the primary defendant, ceased all business activity in August, 2002 and has no assets, other than a counterclaim filed against a former employee for intentional interference with the business of CGI, and counterclaims and cross-claims which are expected to be filed against the Receiver and other third parties as part of its answer to the Receiver's complaint. Neither the Company nor any subsidiary of the Company acquired any assets of CGI and are not affiliated with CGI in any way.

Item 2.  Changes in Securities.


Effective April 16, 2002, the Company issued warrants to acquire 1,000,000 shares of Common Stock, par value $.001, for a period of three years at a price of $2.00 per share to Greenwich Financial Group ("GFG"). Please refer to
Item 5
below for further discussion of the Warrant Agreement.

On April 12, 2002, the Company entered into a subscription agreement with Dana Hipple, wife of Robert Hipple, President, CEO and Chairman of the Company, whereby the Company issued 2,030,811 pre-split shares of the Company's common stock for $101,540.55. The proceeds from this subscription were used by the Company for operating expenses.

The Company also agreed to issue a total of 3,850,000 restricted pre-split shares of the Company's common stock to GFG (the "GFG Shares") as part of the acquisition of a controlling interest in the Company by CGI, in which GFG acted as a consultant to the Company. Issuance of the GFG Shares would be as follows:

100,000 of the GFG Shares have been included in the Company's registration statement on Form S-8 filed with the SEC on May 8, 2002 (the "S-8"). 50,000 of these shares were issued each to Nicholas M. Calapa, director of the Company and Bruce Keller, former director of the Company, pursuant to separate consulting agreements with Messrs. Calapa and Keller. Copies of the consulting agreements are attached as Exhibits 4.2 and 4.3 to the S-8.

1,350,000 of the GFG Shares were to be issued subject to a Lock-up Agreement effective May 8, 2002 (the "Lock-up Agreement") between GFG and the Company. The Lock-up Agreement provided for the release of the subject shares for sale at the rate of 15% per month (210,000 pre-split shares) once the subject shares become free trading as a result of an effective registration of the subject shares and elimination of any transfer restrictions. A copy of the Lock-up Agreement is attached as
Exhibit 10.2 to the Company's 10-QSB to the period ending March 30, 2002. The Company agreed to include the 1,350,000 pre-split shares on a Form SB-2 registration statement, which the Company agreed to use its best efforts to file with the SEC by September 15, 2002. The shares have not been issued and no SB-2 filing has been made. The remaining 2,400,000 of the GFG Shares to be issued as part of the acquisition of a controlling interest in the Company by CGI, were to remain restricted shares. On August 1, 2002, the Company and CGI agreed to cancel the acquisition of a controlling interest in the Company by CGI, and the Company and CGI are currently not affiliated or connected in any way.

The Company issued 1,250,000 pre-split shares of its common stock each to Randall Letcavage and Rosemary Nguyen, principals of iCapital Corporation, pursuant to a Financial Consulting Services Agreement dated April 17, 2002, between the Company and Randall Letcavage and Rosemary Nguyen (the "Financial Consulting Agreement"). These 2,500,000 pre-split shares are included in the S-8 registration statement filed by the Company with the SEC on May 8, 2002.
A copy of the Financial Consulting Agreement is attached as Exhibit 4.1 to the S-8.

Saddleback Acquisition

Pursuant to the Saddleback Acquisition, the Company agreed to issue 1,000,000 shares of non-voting, non-cumulative shares of Class B Preferred Stock to Saddleback Financial Corporation for certain assets other than tangible assets. The Preferred Stock to be issued would be subject to conversion into additional common shares in one year, having a value of $2.5 million, based on the market closing price at that time. The preferred shares were not issued because all of the conditions to closing the transaction were not met. In view of the rescission of the acquisition effective August 15, 2002, these preferred shares will not be issued. As part of the Share Exchange Agreement, the Company also agreed to issue 500,000 pre-split shares of its common stock pursuant to a Consulting Services Agreement, dated June 3, 2002, between the Company and Lee C. Summers, Trustee for Merchants Capital and Yasar Samarah (the "Consulting Agreement"). The 500,000 pre-split shares were included in an S-8 registration statement filed July 3, 2002. A copy of the Consulting Agreement is attached as Exhibit 1 to the S-8. The Consulting Agreement also has been terminated, effective August 15, 2002, as part of the rescission of the Share Exchange Agreement. No services were performed under the Consulting Agreement and the shares were not issued.

Acquisition of Interest in Venture Fund

Effective June 30, 2002, the Company subscribed for a limited partnership interest in the Prospect Private Equity Fund. The Subscription Agreement, a copy of which is attached as Exhibit 10.3 to our Form 10-QSB/A filed with the Securities and Exchange Commission on July 29, 2002 for the period ending June 30, 2002, was for a $10 million interest in the Fund, and was satisfied with the issuance to the Fund of 5,000,000 shares of Series B convertible preferred stock of the Company. The Series B preferred stock is convertible into common shares having a value of $10 million based on the average trading price of the Company's common shares at the time of conversion. A copy of the Series B Preferred Stock Statement of Rights and Preferences is attached as Exhibit 4.1 to our Form 10-QSB/A filed with the Securities and Exchange Commission on July 29, 2002 for the period ending June 30, 2002.

Conversion Of Promissory Note

On September 1, 2002, the Company agreed to the conversion of a $75,000 promissory note previously issued to an IRA Account for the benefit of the Company's CEO, Robert Hipple, in exchange for a loan to the Company from the IRA Account in the amount of $73,292. The Company requested the conversion at the price of $0.02 per share, the then current trading price for the shares, which was agreed to by the IRA Account custodian. A total of 3,750,000 pre-split shares were issued as a result of the conversion.

Reverse Split

In accordance with Florida law, the Board of Directors of the Company, Messrs. Hipple, Read and Nicholas M. Calapa, unanimously voted to amend our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002. Under Florida Statute Section 607.10025, as amended, no shareholder approval was required. For further discussion of the reverse split, please refer to our Form 8-K filed with the SEC on September 19, 2002.

As a result of the one for two reverse split, the number of shares of common stock outstanding was reduced from 46,804,131 to 23,402,066, before giving effect to the cancellation of the 40 million pre-split shares issued to CGI International Holdings, Inc. and the issuance of additional consulting shares.

Securities issued in reliance on Regulation S

On October 2, 2002 the Company filed Form S-8 with the SEC registering the following shares of common stock, par value $.001, issued as compensation for consulting services provided, or to be provided, to the Company by the following Consultants:

Consultants                Shares Issued
Robert Hipple                  3,750,000
Rodney Read                    2,250,000
Drew Roberts                   2,250,000
Lester Katz                    2,550,000
Glenn Liddell                    551,250
David E. Smith, III              900,000
Mark Wood                      1,350,000
Lana Tabaracci                   666,650
Cal Jones                        700,000
David Fraidenburg                541,650
Jan Read                         316,650
Jackie Groves                    336,650
Brian Hansen                     250,000
Flashstar Funding Corp.           75,000
Merger Associates, Inc.        1,500,000

Please refer to our Form S-8 filed with the SEC on October 2, 2002, for further discussion and copies of the Consulting Agreements between the Consultants and the Company.

Acquisition of International Financial Concierge Services, Inc.

On October 8, 2002 the Company entered into a Share Exchange Agreement with International Financial Concierge Services, Inc. (IFCS), a Florida based financial planning and services company, controlled by the principal officers of the Company. The Share Exchange Agreement provides for the exchange of 3,125,000 Series A voting, convertible preferred shares for all of the outstanding shares of IFCS, which became a wholly owned subsidiary of the Company as a result. The Series A preferred shares are convertible on the basis of one preferred share for two common shares any time after January 1, 2003. The transaction was valued at $0.02 per common share equivalent, or $125,000, based on the average trading price for the common shares of the Company. For further discussion please refer to our Form 8-K/A filed with the SEC on November 19, 2002.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 15, 2002, a majority of the shareholder's entitled to vote for amendments to the Company's Articles of Incorporation, adopted the recommendation of the Board of Directors and adopted a resolution changing the name of the Corporation from Precom Technology, Inc. to International Trust & Financial Systems, Inc. Notification of the name change, along with changes to the Company's trading symbol and CUISP number will be made shortly to the NASD. For further discussion please refer to our Form 8-K filed with the SEC on October 17, 2002. For further discussion please refer to our Form 8-K filed with the SEC on October 17, 2002.

Item 5.  Other information.

The Company has issued warrants to Greenwich Financial Group ("GFG") to purchase 1,000,000 pre-split shares of the Company's common stock at $2.00 per share for a period of three (3) years commencing April 16, 2002. A copy of the Warrant Agreement with GFG is attached as Exhibit 10.1 to the Company's 10-QSB to the period ending March 30, 2002.


Item 6.  Exhibits and reports on Form 8-K

Exhibits. Exhibits that are required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

On September 19, 2002, the Company filed a Form 8-K disclosing the 2 for 1 reverse split of the Company's common stock, par value $.001.

On October 10, 2002, the Company filed a Form 8-K disclosing the change of the Company's independent auditor.

On October 17, 2002, the Company filed a Form 8-K disclosing the change of the Company's name to International Trust & Financial Systems, Inc.

On October 23, 2002, the Company filed a Form 8-K disclosing the acquisition of International Financial Concierge Services, Inc. as a wholly owned subsidiary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

International Trust & Financial Systems, Inc., a Florida corporation

By:

-------------------------
Robert Hipple
President and CEO

DATED: November 20, 2002


INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

	3.1	*	Articles of Incorporation, as amended,
incorporated by reference to the Registrant's
Form 8-K12g3, filed on September 12, 2000.

	3.2	*	Bylaws, as amended, incorporated by reference
to the Registrant's Form 8-K12g3, filed on September 12, 2000.

	4.1	*	Series B Preferred Stock Statement of Rights
and Preferences, incorporated by reference to the Registrant's Form 10-QSB for the period ending June 30, 2002.

	10.1	*	Warrant Agreement with Greenwich Financial
Group effective May 8, 2002, incorporated by reference to the Registrant's Form 10-QSB for the period ending March 31, 2002.

	10.2	*	Registration and Lock-up Agreement between the
Company and Greenwich Financial Group,
effective May 8, 2002, incorporated by
reference to the Registrant's Form 10-QSB for the period ending March 31, 2002.

	10.3.1	*	Subscription Agreement for Prospect Private
Equity Fund, incorporated by reference to the Registrant's Form 10-QSB for the period ending
June 30, 2002

	99.1	12	Certification of Chief Executive Officer, for
the period ending September 30, 2002

	99.2	13	Certification of Chief Financial Officer, for
the period ending September 30, 2002


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.



CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of PRECOM TECHNOLOGY, INC. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert J. Hipple, as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 20, 2002
by:


 /s/ Robert J. Hipple

Robert J. Hipple
President and Chief Executive Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.



CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of PRECOM TECHNOLOGY, INC. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Drew Roberts, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  September 20, 2002
by:


 /s/ Drew Roberts

Drew Roberts
Vice-President and Chief Financial Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.