Form 10KSB
period 2002-12-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-05-02
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                         Annual Report Under Section 13 or
                             15(d) of the Securities
                            Exchange Act of 1934 for
                         fiscal year ended December 31, 2002

                           Commission File #000-31507

                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                       (Formerly Precom Technology, Inc.)
            (Exact name of registrant as specified in its charter)

              Florida                                  06-1588136
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                  4232 D'Este Court, Lake Worth, FL                   33467
               (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (561) 543-9501

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

Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for year ended December 31, 2002: $0.00.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 15, 2003 was $14,974.

Number of shares of the registrant's outstanding common stock as of April 15, 2003 was 24,389,916 shares and 5,000,000 shares of Series B Convertible Preferred Stock





                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We are a publicly traded company and our shares are listed on the OTC Electronic Bulletin Board under the symbol "ITFI". Our main office currently is headquartered in Lake Worth, Florida, in the offices of Lester A. Katz, Chartered, solely owned by one of our shareholders, Lester A. Katz.

Prior to 2002, the Company was a blind pool whose sole business plan and direction was to identify and merge with an operating business. During 2001, the Company explored merger transactions with a number of entities, but was unable to complete a merger transaction. The Company had no significant assets and its independent auditors expressed a going concern warning in the audit of the Company's financial results for 2001. During 2002, the Company continued its efforts to identify and merge with an operating business and entered into several agreements and transactions to accomplish that goal. Due to the general state of the economy and other factors, the Company has not yet been successful in completing a merger.

CGI INTERNATIONAL HOLDINGS, INC.

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

As part of the Share Exchange Agreement, the Company agreed to issue common stock and warrants to Greenwich Financial Group, ("GFG") or its principals Bruce Keller and Nicholas Calapa, a director of the Company. As part of the cancellation of the Share Exchange Agreement and the execution of the Subscription Agreement, the Company agreed to issue the warrants but not the common stock. Accordingly, the Company issued warrants to GFG to purchase 1,000,000 pre-split shares of the Company's common stock at $2.00 per share for a period of three (3) years commencing April 16, 2002. A copy of the Warrant Agreement with GFG is attached as Exhibit 10.1 to the Company's 10-QSB to the period ending March 30, 2002. Our Director Nicholas M. Calapa is a fifty percent owner of GFG.

On August 1, 2002, the Company agreed to cancel the Subscription Agreement with CGI because CGI had informed the Company that it would be unable to make payment of the Promissory Note by the due date. As a result, the Company also canceled the 40,000,000 pre-split Shares of Common Stock, par value $.001, issued to CGI (the Subscription Shares") as part of the Subscription Agreement. The Company was also informed by CGI that the proposed transfer of the Subscription Shares to International Financial Concierge Services, Inc. ("IFCS"), as reported in the 10-QSB/A for the period ending June 30, 2002, was not completed and IFCS had obtained no interest in the Subscription Shares issued to CGI.

SADDLEBACK FINANCIAL CORPORATION

On May 26, 2002, we entered into a Share Exchange Agreement with CGI, Saddleback Financial Corporation, a Delaware corporation ("Saddleback"), Leaseco Holding, Inc., an Illinois corporation and Merchants Capital Corporation for the acquisition of certain assets related to the equipment leasing business of Saddleback, based in Orange, California ("Saddleback Acquisition"). For further information please refer to our Form 8-K filed with the SEC on June 19, 2002, disclosing our acquisition of certain assets of Saddleback Financial Corporation. The share exchange partially closed as of June 1, 2002 and certain tangible assets of the leasing business were transferred to Saddleback Finance, Inc. ("SFI"), a new subsidiary of CGI incorporated on May 26, 2002 for that purpose. During June, SFI relocated the offices of the leasing business to new offices in Anaheim, CA due to the failure of the old business to pay rent owed to its landlord. Over the next six weeks, SFI began operations of the acquired lease business, although the steps necessary to complete the Share Exchange Agreement had not yet been completed and no shares of the Company's stock had yet been issued as part of the consideration for the transaction. As a result of the continuing due diligence by CGI and the Company, and actual operating results differing significantly from the represented results, on August 15, 2002, SFI, CGI and the Company rescinded the Share Exchange Agreement, closed the operations in Anaheim, CA and advised the sellers that the business had been closed. No response was received from the seller and the acquisition transaction has been terminated, without the issuance of any shares by the Company. Certain assets acquired by SFI in the partially completed acquisition, consisting of office equipment with a value of $9,239.00, were later transferred to the Company in cancellation of loans advanced by the Company to SFI in the same amount. SFI remained a wholly-owned subsidiary of CGI and the Company never obtained any ownership interest in SFI.

PROSPECT PRIVATE EQUITY FUND

Effective June 30, 2002, the Company subscribed for a limited partnership interest in the Prospect Private Equity Fund, a venture capital fund based in New York to be started by the Company and Prospect Street ventures, a New York venture capital firm. The Subscription Agreement, a copy of which is attached as Exhibit 10.3 to our Form 10-QSB/A filed with the Securities and Exchange Commission on July 29, 2002 for the period ending June 30, 2002, was for a $10 million interest in the Fund, and was satisfied with the issuance to the Fund of 5,000,000 shares of Series B Convertible Preferred Stock of the Company. The Series B Preferred Stock is convertible into common shares having a value of $10 million based on the average trading price of the Company's common shares at the time of conversion. A copy of the Series B Convertible Preferred Stock Statement of Rights and Preferences is attached as Exhibit 4.1 to our Form 10-QSB/A filed with the Securities and Exchange Commission on July 29, 2002 for the period ending June 30, 2002. The Company has entered into discussions with the Fund to cancel the subscription and the Series B Convertible Preferred Stock since the Fund has never been funded and has not been able to commence business.




REVERSE SPLIT

In accordance with Florida law, the Board of Directors of the Company unanimously voted on August 13, 2002, to amend our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002. Under Florida Statute Section 607.10025, as amended, no shareholder approval was required. As a result of this reverse split, our outstanding common shares were reduced from 6,804,131 to 3,402,066 as of September 10, 2002. For further discussion of the reverse split, please refer to our Form 8-K filed with the SEC on September 19, 2002.

CONSULTING SHARES

The Company has entered into consulting agreements, dated September 20, 2002, (the "Consulting Agreements "), with certain individuals as set forth below (the "Consultants") who performed consulting services for the Company for the third fiscal quarter, 2002. The consulting services provided to the Company consisted of general business consulting and management services. The Consulting Agreements provide that the Company will issue to the Consultants collectively 16,662,850 shares of the Company's common stock, par value $0.001 per share, in the amounts also set forth below, as consideration for the consulting services performed. These shares were registered with the SEC in a For S-8 Registration Statement filed on October 4, 2002.

                           Common Stock
Consultants                Shares Issued
Robert Hipple                  4,000,000
Rodney Read                    2,250,000
Drew Roberts                   2,250,000
Lester Katz                    2,550,000
Glenn Liddell                    551,250
David E. Smith, III              900,000
Mark Wood                      1,350,000
Lana Tabaracci                   666,650
Cal Jones                        700,000
David Fraidenburg                541,650
Jan Read                         316,650
Jackie Groves                    336,650
Brian Hansen                     250,000
                      Total   16,662,850

A form of the Consulting Agreement between each of the Consultants and Company were attached as Exhibit 3 to Form S-8 filed by the Company with the SEC on October 4, 2002. Each of the Consulting Agreements is identical except for the number of shares issued to each Consultant.

INTERNATIONAL FINANCIAL CONCIERGE SERVICES, INC.

On October 8, 2002, the Company entered into a Share Exchange Agreement with the shareholders of International Financial Concierge Services, Inc. ("IFCS") as a result of which, the Company agreed to acquire all of the issued and outstanding shares of IFCS, which would become a wholly-owned subsidiary of the Company, in exchange for 3,125,000 shares of Series A Preferred Stock convertible into 6,250,000 shares of common stock. IFCS is Florida corporation engaged in financial, business and estate planning, equipment leasing, and other financial services. This transaction was reported on a Form 8-K/A filed by the Company with the SEC on October 23, 2002, and a copy of the Share Exchange Agreement was filed as an exhibit to that Form 8-K/A. To comport with this new proposed business activity, the Company changed its name to International Trust & Financial Systems, Inc. on October 15, 2002 and will do business under the name iTrustFinancial. This name change was reported on a Form 8-K/A filed with the SEC on October 17, 2002.

Due to the lack of income by the business operations of IFCS during 2002, on December 31, 2002, the Company and IFCS agreed to rescind the Share Exchange Agreement. The shares of Series A Preferred Stock that were to be issued pursuant to the Share Exchange Agreement were never issued.

FORMATION OF THE COMPANY

We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc. On April 18, 1997, we filed an amendment to our incorporation document changing our name to Jet Vacation, Inc. On May 11, 1998 we filed an amendment to our incorporation document changing our name to Precom Technology, Inc. On October 12, 2002 we filed an amendment to our incorporation document changing the Company's name to International Trust & Financial Systems, Inc. Although, we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan. In early 2001, we restructured and redeveloped our business plan to locate a suitable merger or acquisition candidate. During 2002 the Company entered into two separate transactions to acquire operating businesses. Both acquisitions proved not to be profitable and were terminated. The Company is now continuing its efforts to locate suitable merger or acquisition candidates.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development and with no significant working capital. We have no assets and no business. To date, we have created little revenues and as a result of the significant expenditures that we have made in seeking a merger candidate, we incurred significant operating losses and negative cash flows from operations on both a quarterly and annual basis through 2002. Without a merger or acquisition transaction, we expected that we would continue to sustain these losses, and there was no assurance that we would ever achieve or be able to sustain profitability. Accordingly, there was significant risk that we would not be able to remain in business if we were not able to merge with or be acquired by another company with a viable business model and funding.

DEPENDENCE ON KEY MANAGEMENT

The Company is highly dependent on the services of Robert Hipple, President of the Company and Glenn Liddell, Secretary of the Company. The loss of their services could have a materially adverse impact on the Company. The Company does not currently maintain any key-man life insurance policy with respect to these key management personnel.

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

During 2002, our President, Robert Hipple, advanced funds to the Company in the amounts of $101,000 in April, 2002 and $73,292 in May, 2002, the latter through an IRA account. These advances were reflected initially as loans to the Company, evidenced by promissory notes, but later were converted to common stock in the Company. There is no assurance that Mr. Hipple will advance any additional funds required for the continued operation of the Company.

DIVIDENDS NOT LIKELY

No dividends on the Company's Common Stock have been declared or paid by the Company to date. The Company does not presently intend to pay dividends on shares for the foreseeable future, but intends to retain all earnings, if any, for use in the Company's business. There can be no assurance that dividends will ever be advanced on the Common Stock of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

We presently operate our business out of the offices of Lester A. Katz, Chartered, which is owned solely by Lester A. Katz, a shareholder of the Company, who does not charge us any rent. During 2002, we also maintained offices in subleased space at a monthly rate of $3,200 which our President Robert Hipple paid on behalf of the Company. The Company is obligated to repay Mr. Hipple for the rent advances.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings and no legal proceedings are currently threatened against the Company.

Robert Hipple, CEO of the Company, Rodney Read, former Director, Vice-President and COO of the Company, Drew Roberts former Vice-President and CFO, acting as officers of CGI, the former majority shareholder of the Company, were named as a defendants in an action entitled David K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed March 21, 2002 in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230. The Company is not named in and is not a party to the action, and had no involvement in any matter alleged in the action. In the action, the Receiver is seeking to ascertain whether any assets of a now defunct, unrelated corporation, by which Mr. Hipple had been employed from August 15, 2002, to October 15, 2001, and by which Mr. Read and Mr. Roberts also had been employed prior to 2002, were acquired by CGI, when it was formed on January 24, 2002. Based on a review of the pleadings and other documents filed in the action, no liability is expected to result from this action on the part of any of the named individuals, because no assets or other property of the prior, unrelated company are held by CGI, or any of the named individuals. CGI itself, the primary defendant, ceased all business activity on or about July 31, 2002 and has no assets, other than a counterclaim filed against a former employee for intentional interference with the business of CGI, and counterclaims and cross-claims which are expected to be filed against the Receiver and other third parties as part of its answer to the Receiver's complaint. Neither the Company nor any subsidiary of the Company acquired any assets of CGI and are not affiliated with CGI in any way. Mr. Hipple resigned as an employee, officer and director of CGI effective July 15, 2002, and has had no affiliation with CGI since that date. CGI currently owes the Company $150,677 for advances for working capital in 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders in the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 15, 2003, there were approximately 309 shareholders of record of our common stock. Prospect Private Equity Fund, in which the Company holds a fifty percent interest, currently holds 5,000,000 shares of Series B Convertible Preferred Stock of the Company. Our shares of common stock are currently listed for trading on the OTC Electronic Bulletin Board under the symbol "ITFI".

The reported high and low bid prices for our common stock are shown below for each quarter during the last three complete fiscal years. The high and low bid price for the periods in 2000, 2001 and 2002 shown below are quotations from both the OTC Electronic Bulletin Board and NQB Pink Sheets. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                          HIGH BID            LOW BID

2000
First Quarter                       .02              .02
Second Quarter             No Trading Prices
Third Quarter              No Trading Prices
Fourth Quarter                      .00              .00

2001
First Quarter              No Trading Prices
Second Quarter                      .55              .08
Third Quarter                       .08              .08
Fourth Quarter                      .08              .05

2002
First Quarter*                     1.00              .10
Second Quarter*                    2.02              .14
Third Quarter*                      .26              .01
Fourth Quarter                     .195             .007

* Prior to the 1 for 2 reverse split of common stock, completed in September, 2002.

DIVIDENDS

The Company does not intend to pay dividends and intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

As of December 31, 2002, we did not have any outstanding options. Greenwich Financial Group, in which our director, Nicholas Calapa is a fifty percent owner, holds a warrant to purchase 1,000,000 pre-split shares (500,000 post-split shares) of common stock at a pre-split price of $2.00 per share ($4.00 post-split).

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

Since 2000, the sole business plan of the Company has been to identify and merge with, or be acquired by, an operating company. The Company had no significant income or business operations in 2002, no other prospects, no other likelihood of being able to secure financing or capital, and was wholly dependent upon the principals of the Company and Lester A. Katz, Chartered, which provided the Company with free office space and has supported its operations, although they had no obligation to do so. There is no assurance that Lester A. Katz, Chartered, would continue to provide office space in 2003. Unless the Company is able to merge with or acquire another company, or is otherwise able to secure additional capital, there is every likelihood that the Company will be forced to cease business.

Results of Operations

Year Ended                     December 31, 2002           December 31, 2001
Net Sales                                  $0.00                      $6,768
Net (Loss)                             ($145,590)                   ($38,446)

FUTURE OUTLOOK

Headquartered in Boca Raton, Florida during 2002, the Company sought to merge with or be acquired by another company, and that has been the sole business plan of the Company since 2000. Management made numerous efforts to pursue our original business plan and to raise capital to operate the business. Unfortunately the equity markets have gone through significant turmoil and uncertainty over the past year or so. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. We have abandoned all development activities and have no assets. These factors raise doubt as to our ability to continue as a going concern. Management's plans to eliminate the going concern situation include but are not limited to seeking a merger or acquisition candidate, or finding a business to acquire with additional funding. A mature and businesslike evaluation of our affairs require the consideration of the foreseeable possibility of business failure.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are as follows:
























                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                       Formerly PRECOM TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001






                               TABLE OF CONTENTS

                                                                     Page No.

FINANCIAL STATEMENTS

       Balance Sheets                                                  1

       Statements of Operations                                        2

       Statement of Stockholders' (Deficit)                            3 - 5

       Statements of Cash Flows                                        6

       Notes to Financial Statements                                   7 - 12




                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001

                                    ASSETS
                                                            2002         2001


TOTAL ASSETS                                              $160,405	    $     0


                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES
       Accounts payable
            Stock Transfer Agent                             $   0	    $17,814
            Greenwich Financial Group                            0     59,188
            Legal and accounting fees                            0     28,215
       Other payables                                        5,220          0
                                                             5,220    105,217

     Other current liabilities                              26,131          0

            TOTAL CURRENT LIABILITIES                       31,351    105,217


STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $ 0.001 per share
            Authorized 10,000,000 shares
            Issued and outstanding 1,000,000 shares         1,000          0
       Common stock, par value $ 0.001 per share
            Authorized 50,000,000 shares
            Issued and outstanding  24,389,916 shares      24,389      2,121
       Paid in capital in excess of par value of stock    719,835    363,242
       Deficit accumulated during the development stage  	(616,170)  (470,580)

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          129,054   (105,217)

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                  $160,405  $       0




                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                     (Formerly PRECOM TECHNOLOGY, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
        AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                              DECEMBER 31, 2002

                                                               For the Period
                                                            From September 1,
                                                                1996 (date of
                                                                Inception) to
                                                                 December 31,
                                              2002         2001          2002

REVENUE                                   $     0         $6,768       $6,768

EXPENSES
   General and administrative               19,638        45,214      123,593
   Development costs                       125,952             0      499,316

    TOTAL EXPENSES                         145,590        45,214      622,909

NET (LOSS)                               $(145,590)	     $(38,446)  $(616,141)




NET (LOSS) PER COMMON SHARE

       Basic and diluted                   $ ( .006)	     $ (. 02)


WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING

       Basic and diluted                 23,756,582     1,010,410



                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                          FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                             TO DECEMBER 31, 2002
                                                                        Paid in         Deficit
                                                                        Capital in      Accumulated
                                                                        Excess of       during the
                            Preferred Stock           Common Stock      Par Value       Development
                          Shares       Amount       Shares    Amount    of Stock        Stage         Total
September 1 1996                      $                       $          $              $            $
    (Date of Inception)        00           0          0          0             0          0.00           0

September, 1996-
     Shares issued
     for services              0            0      50,000        50            950         0.00       1,000

October, 1996-
     Shares issued for cash     0           0      50,000        50         50,134         0.00      50,084

Net (loss) for the period from
     September 1, 1996 to
     December 31, 1996          0           0           0         0              0   (16,703.00)   (16,703)

BALANCE, DECEMBER 31, 1996	      0           0      100,000      100         50,984   (16,703.00)     34,481

March 1997-
    Shares issued for cash	      0           0      200,000      200        199,800             0    200,000

March 1997-Shares issued
for settlement of
failed mergers                  0           0      360,410      360          6,849             0     7,209

Net (loss) for the year ended
December 31, 1997               0           0            0        0             0      (178,200)  (178,200)

BALANCE, DECEMBER 31, 1997      0           0      660,410      660        257,633     (194,903)     63,490


                                                                        Paid in         Deficit
                                                                        Capital in      Accumulated
                                                                        Excess of       during the
                            Preferred Stock           Common Stock      Par Value       Development
                          Shares       Amount       Shares    Amount    of Stock        Stage         Total

August 1998-                           $                      $         $               $           $
     Shares issued
     for services               0           0      300,000       300       99,700            0      100,000

Net (loss) for the year
ended December 31, 1998         0           0            0         0            0     (171,241)   (171,241)

BALANCE, DECEMBER 31, 1998	      0           0      960,410       960      357,333     (366,144)     (7,751)

Net (loss) for the year
ended December 31, 1999         0           0            0         0            0       (7,249)     (7,249)

BALANCE, DECEMBER 31, 1999	      0           0      960,410       960      357,333     (373,393)    (15,000)

August 2000-issuance of common
stock for Provence Capital
Corporation, Inc.               0           0      100,000       100        6,870             0       6,970

Net (loss) for the year
ended December 31, 2000         0           0            0         0            0      (58,741)    (58,741)

BALANCE, DECEMBER 31, 2000	      0           0    1,060,410     1,060      364,203     (432,134)    (51,771)

Net (loss) for the year ended
December 31, 2001               0           0            0         0            0      (38,446)    (38,446)

BALANCE, DECEMBER 31, 2001	      0           0    1,060,410     1,060      364,203     (470,580)    (90,217)


                                                                        Paid in         Deficit
                                                                        Capital in      Accumulated
                                                                        Excess of       during the
                            Preferred Stock           Common Stock      Par Value       Development
                          Shares       Amount       Shares    Amount    of Stock        Stage         Total

April 2002- Shares issued
for conversion of debt          0           0    1,015,406     1,015      100,526            0      101,541

April 2002-preferred shares
issued for interest in
venture fund            1,000,000        1,000           0         0            0            0        1,000

May 2000-shares issued
for services                    0            0   1,326,250     1,326       58,009            0       59,335

September 2000- shares issued
for debt                        0            0   1,750,000     1,750       71,542            0       73,292

October 2000- shares issued
for services                    0            0  18,287,850    18,288       65,026            0       83,314

December 2000- shares issued
for services                    0            0     950,000       950       60,529            0       61,479

Net (loss) for the year ended
December 31, 2002               0            0           0         0            0      (145,590)  (145,590)

BALANCE, DECEMBER 31, 2002	  1,000,000     1,000  24,389,916    24,389      719,835     (616,170)    129,054




                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                     (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
       AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                              DECEMBER 31, 2002
                                                               For the period
                                                            from September 1,
                                                     1996 (Date of Inception)
                                                              to December 31,
                                                 2002       2001         2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)                                  $(145,590)  $(38,446)  $	(616,170)
Adjustments to reconcile net (loss)
to net cash (used) by operating activities:
Stock issued for merger expenses                    0           0      14,179
Stock issued for services                     205,000           0     	306,000
Changes in operating assets and liabilities:
    Fixed assets                              (9,346)
    Accounts payable                         (73,866)      38,446      31,351

          NET CASH (USED)  BY
             OPERATING ACTIVITIES            (23,802)           0   	(273,986)

CASH FLOWS FROM INVESTING ACTIVITIES               0            0           0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock   174,833           0     425,017
     Loan to CGI International Holdings      (150,677)          0   (150,677)

          NET CASH PROVIDED BY
             FINANCING ACTIVITIES              24,156           0     	274,340

NET INCREASE IN CASH                              354           0         354

CASH AT BEGINNING OF PERIOD                         0           0           0

CASH AT END OF PERIOD                        $    354      $    0     $   354

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during the period for:

          Interest                           $      0      $    0     $     0

          Taxes                              $             $ 150	       $  150

SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:

Issuance of common stock for merger expenses $      0     $    0    $  14,179

Issuance of common stock for services        $205,000     $    0    $ 306,000


             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business

            International Trust & Financial Systems, Inc., formerly Precom Technology, Inc. (the "Company") was organized on September 1, 1996, under the laws of the State of Florida. In August 2000, the Company completed a merger with Provence Capital Corporation, Inc. by exchanging 200,000 shares of common stock for 100% of the outstanding shares of Provence Capital Corporation, Inc. In April, 2002, a controlling interest in the Company was acquired by CGI International Holdings, Inc. ("CGI") by the subscription for 40 million shares of the Company's common stock in exchange for a promissory note in the amount of $2 million, secured by the stock issued to CGI. In June 2002, CGI notified the Company that it would not be able to pay the promissory note and the 40 million shares of common stock issued to CGI were cancelled, effective August 1, 2002. Subsequent to the acquisition of control by CGI, the Company organized itself as a financial services holding company and positioned itself to provide financial services to a select group of domestic and foreign high net worth individuals and their business operations. To accomplish this new business strategy, the Company began to negotiate a series of acquisitions in the financial services area; however, due to the uncertainties in the economy, a concerted effort by the Internal Revenue Service to limit or eliminate certain types of tax planning, and undisclosed problems with certain acquisitions, the Company was not able to launch its new financial services strategy successfully in 2002. The Company intends to continue its efforts to develop its financial services business in 2003; but the continued uncertainties in the economy and the added uncertainties arising from the war in Iraq, make the prospects for success uncertain. Accordingly, the Company has determined to continue its status as a development stage company, and also will seek merger candidates to develop new lines of business for the Company.

            Name Changes

            The Company has changed its name as follows:

            At date of incorporation - Fairbanks, Inc.
            April, 1997 - Jet Vacations, Inc.
            May, 1998 - Precom Technology, Inc.
            October, 2002-International Trust & Financial Systems, Inc.

            Accounting Estimates

            Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent


             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

            In August 2002, Congress adopted the Sarbanes-Oxley Act of 2002, imposing new, more stringent accounting and reporting requirements on all public companies. The Company has complied with all applicable requirements of Sarbanes-Oxley, and these requirements did not have a material impact on the Company's
             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            financial position or results of operations.

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK

            On February 5, 2001, the Company effected a 1 for 100 reverse stock split on 19,208,522 shares of stock. On March 19, 2001, the Company then had a 10-1 forward stock split on 192,008 shares. On September 10, 2002, the Company effected a 1 for two reverse stock split on 6,804,131 shares, leaving 3,402,066 common shares then outstanding.

            The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

NOTE 3      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 2002, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed $519,345 of development costs for the period from September 1, 1996 (date of inception) to December 31, 20002.

NOTE 4      INCOME  TAXES

            Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2002 and 2001:

                                                         2002            2001
            Deferred tax assets
                Net operating losses carryforward     $85,869         $64,000

                Less valuation allowance               85,869	          64,000

                Net deferred tax assets                     0               0

            Deferred tax liabilities                   $    0         $     0

            A reconciliation of the valuation allowance  is as follows:
                                                        2002            2001

                Balance at beginning of year          $64,000         $57,959

                Addition for the year                  21,689	           6,041
             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 4      INCOME  TAXES (Continued)

                Balance at end of year                $ 85,689        $64,000


NOTE 5      NET OPERATING LOSS CARRYFORWARDS

            The Company has the following net operating loss carryforwards at December 31, 2002:

                  Tax Year                Amount              Expiration date

            December 31, 1996            $16,703                   2016
            December 31, 1997            178,200                   2017
            December 31, 1998            171,241                   2018
            December 31, 1999              7,248                   2019
            December 31, 2000             15,226                   2020
            December 31, 2001             38,446                   2021
            December 31, 2002            145,590                   2022

                                        $572,654

            Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards.

NOTE 6      PREFERRED STOCK

            There are currently 5 million shares of preferred stock outstanding, issued to Prospect Street Fund. The preferred shares are non-voting, non-cumulative shares and are convertible into common stock with a market value of $10 million, under certain circumstances. Management has entered into discussions to cancel these shares and the interest of the Company in the Fund.

NOTE 7      GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $572,654, has minimal stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See
            Note 9)



             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 8      BUSINESS COMBINATIONS

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

            There were no material transactions between the Company and Provence Capital Corporation, Inc. prior to the merger. The effects of conforming Provence Capital Corporation, Inc.'s accounting policies to those of the Company were not material.

            SHARE EXCHANGE AGREEMENT

            On February 21, 2002, the Company entered into a share exchange agreement with CGI International Holdings, Inc. (CGI). CGI was a diversified financial services company that specialized in a wide range of business activities for its clients including financial and tax planning, asset protection, personal insurance and real estate mortgage services. Subsequently, on April9, 2002, that transaction was rescinded and in its place, CGI acquired 40 million shares of the Company's common stock in exchange for a secured promissory note in the amount of $2 million, payable in six months. On August 1, 2002, CGI advised the Company that it would be unable to pay the promissory note when due. As a result, the 40 million shares of the Company's common stock issued to CGI were cancelled, and the transaction was terminated.

            ACQUISITION AGREEMENT-SADDLEBACK

            In June, 2002, the Company entered into an acquisition agreement with CGI and with Saddleback Financial, Inc., an unrelated company based in Orange, CA, for the acquisition of the equipment leasing business and assets of Saddleback. The transaction partially closed on July 1, 2002 with the acquisition of the assets of Saddleback by a newly formed subsidiary of CGI,
            Saddleback Finance, Inc., a Florida Corporation ("New
             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC., INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 8      BUSINESS COMBINATIONS (Continued)

            Saddleback"). Shortly following the partial closing, serious misrepresentations were discovered in the financial information regarding the old Saddleback by the sellers and the transaction was terminated August 1, 2002 without any consideration being issued by the Company, and without the closing by the Company on any of the acquisition. New Saddleback remained a wholly-owned subsidiary of CGI and the Company has no interest or ownership in New Saddleback.

       ACQUISITION AGREEMENT-INTERNATIONAL FINANCIAL CONCIERGE SERVICES, INC.

            In October, 2002, the Company agreed to acquire all of the issued and outstanding shares of International Financial Concierge Services, Inc., a Florida corporation based in Boca Raton, FL in exchange for convertible preferred shares of stock. The 3,125,000 shares of preferred stock to be issued in the transaction were convertible into 6,250,000 shares of common
            stock after January 1, 2003.   Shortly after the acquisition
            agreement was entered into, the transaction was cancelled by mutual agreement of both parties, and no preferred shares of the Company were issued.

NOTE 9      ACCOUNTS PAYABLE

            During 2002, the Company issued common shares to certain vendors in exchange for the amounts owed by the Company. The payables which were extinguished by the issuance of common shares were:

                 Greenwich Financial Group            $61,188
                 Interstate Transfer Company           18,264
                 Anslow & Jaclin                       28,258
                 Moffett & Company                     15,731

            During 2002, the Company also issued shares as compensation for consulting services, totaling $100,283 in value.

NOTE 10     AMOUNTS DUE SHAREHOLDER

            During 2002, the Company's President advanced a total of $174,833 in loans to the Company, evidenced by promissory notes. The first loan in the amount of $101,541 was made in April, 2002, and by agreement, was later converted into 1,015,406 common shares of the Company. The second loan in the amount of $73,292 was made from an IRA for the benefit of the President, and was later converted by agreement into 1,750,000 shares of the common stock of the company.

            The President of the Company also paid rent and other expenses on behalf of the Company during 2002 totaling $26,131, which are reflected in Other Current liabilities owed by the Company.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

In 2002, our former auditors, Moffett & Moffett, PC, advised the Company and the SEC that they would no longer be practicing as SEC independent auditors and were withdrawing as our independent auditors. We then contacted a new auditing firm, Farber & Hass, LLP, to assume this role, and filed a Form 8-K with the SEC on October 10, 2002, reporting that our Board of Directors had appointed Farber & Hass, LLP as our new independent auditors. Subsequently, we were unable to enter in an engagement with Farber & Hass, LLP due to a lack of capital and our Form 10QSB for the period ending September 30, 2002 was not reviewed by Farber & Hass, LLP or any other independent auditor. Our financial statement for the calendar year 2002 also were not audited by Farber & Hass, LLP or any other independent auditor.

The Company is currently seeking to locate and retain an independent auditor to review its Form 10QSB for the period ending September 30, 2002 and to audit our financial results for the calendar year 2002, following which we will amend our prior filings to be in full compliance with all applicable requirements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company are set forth below, and these individuals were the sole directors and officers during 2002. The directors held office for their respective term until their successors are duly elected and qualified, except as noted. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers served at the will of the Board of Directors during 2002.

Directors and Officers
Name                  Age            Position
Robert Hipple         58             Chairman, President, CEO and Director
Nicholas M. Calapa    40             Director
Glenn Liddell         47             Secretary, Director (since January, 2003)
Rodney Read           54             Former Director, Vice President and COO
                                     (resigned in January, 2003)
Drew Roberts          45             Former Vice President and CFO
                                     (resigned in March, 2003)

ROBERT HIPPLE, President, CEO & Director. Robert Hipple's professional background consists of more than 30 years of experience in international and domestic tax, securities and intellectual property law and public company management. He has extensive experience in international business, having served as the director and president of active business companies in the UK, France, and Hong Kong. He practiced international tax, business and securities law for more than 25 years and was a founder and director of a national bank holding company. He has served as an officer and director of several NYSE, AMEX, and NASDAQ companies, including positions as Executive Vice President and Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel. Mr. Hipple has served as an Associate Professor of Law and Director of the Graduate Tax Law Program at Emory University Law School and is widely published in the law profession, including having co-authored a multi-volume bankruptcy law treatise. He received his LLM in Taxation at Georgetown University, his JD with a Business emphasis at Georgetown Law School and his BA in Economics at Wesleyan University.

NICHOLAS M. CALAPA, has been a Director of the Company since 1999. He has been the Vice President and a fifty percent (50%) shareholder of Greenwich Financial Group since 1997 where he has worked as an investment banker. Prior to that time, for ten years he worked as a financial consultant for the brokerage firm currently known as Salomon Smith Barney. Mr. Calapa received his Bachelor of Arts Degree with a major in Political Science from St. John's University in 1984. He also graduated with a minor in business and philosophy.

GLENN LIDDELL, Secretary and Director since January, 2003, has been an accredited paralegal since 1993 with extensive experience in business, estate and tax planning.

RODNEY B. READ, Former Director, Vice President and Chief Operating Officer. Rod Read resigned his positions with the Company effective January, 2003.

DREW ROBERTS, Former Vice President and Chief Financial Officer. Drew Roberts resigned his positions with the Company, effective March, 2003.

CERTAIN LEGAL PROCEEDINGS

No director or executive officer of the Company during 2002 has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years. Mr. Hipple as an officer of CGI, was named as a defendant in an action entitled David K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230C, in which the named Receiver is seeking to ascertain whether any assets of Merrill Scott & Associates, Inc., a Utah corporation by which Mr. Hipple was employed prior to October 15, 2001 are held by CGI. Based on a review of the pleadings and other documents, it does not appear that any assets or other property of Merrill Scott & Associates, Inc. were held by CGI, or any of the named individuals, and no liability is expected to result from this action on the part of CGI, or Mr. Hipple.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

No reporting person of the Company failed to file on a timely basis reports required by Section 16(b) of the Exchange Act during 2002.

COMMITTEES OF THE BOARD

We presently do not have any committees, but we do anticipate forming appropriate committees of the Board when the Board of Directors has been increased to add additional outside directors.

All current officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Director's fees and reimburse Directors for expenses related to their activities, and may also appoint committees of the Board.

None of our officers and/or Directors have filed any bankruptcy petition, been convicted of or have been the subject of any criminal proceeding or been the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.


ITEM 10. EXECUTIVE COMPENSATION

In 2000, 2001 and 2002, no officer of the Company received compensation in excess of $100,000 and there were no stock options, warrants or similar grants to any officer or director, made during 2002. A warrant to acquire 1,000,000 pre-split shares (500,000 post-split shares) of common stock was issued to Greenwich Financial Group, in which our director, Nicholas Calapa is a fifty percent owner, in April, 2002, for a period of three years at a pre-split price of $2.00 per share ($4.00 post-split).


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 15, 2003, information with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Title of Class    Name and Address               Amount of Shares      Percent
                                                Beneficially Owned    of Class

Common Shares    Robert Hipple                      6,890,042(1)     28.25%(1)
                 4232 D'Este Court
                 Lake Worth, FL 33467

Common Shares    Nicholas M. Calapa                   22,860(2)           *(2)
                 50 Myano Lane
                 Stamford, CT 06902

Common Shares    Glenn Liddell                          551,250         2.26%
                 4232 D'Este Court
                 Lake Worth, FL 33467

Common Shares    Lester A. Katz                       2,550,000        10.46%
                 4232 D'Este Court
                 Lake Worth, FL 33467

Common Shares    Rodney Read                          2,250,000         9.23%
                 7979 McLain Mountain Circle
                 Salt Lake City, UT 84121

Common Shares    Drew Roberts                         2,250,000         9.23%
                 2148 East 1300 South
                 Salt Lake City, UT 84108

Common Shares    Mark Wood                            1,350,000         5.53%
                 1641 Crescent View Circle
                 Sandy, UT 84092

Common Shares   Officers and Directors as a Group    7,464,152 (3)   30.60%(3)

* less than one percent

     (1) Robert Hipple directly owns 4,000,000 shares and indirectly owns 2,890,042 shares by ownership of shares by his spouse and a self directed IRA

     (2) Nicholas M. Calapa owns directly 10,000 shares and indirectly 12,860 shares by ownership of the fifty percent of Greenwich Financial Group
      (GFG) which owns 25,640 share. In addition, Mr. Calapa indirectly owns 250,000 warrants by his ownership in GFG which owns 500,000 warrants.

     (3) Robert Hipple, Nicholas M. Calapa and Glenn Liddell are our only Officers and Directors. The Officers and Directors owned 7,464,152 shares (30.60%) of our common stock as of April 15, 2003.

There are no shares of our voting stock that the persons listed above may acquire within 60 days by exercise or conversion of options, warrants, conversion privileges or other rights, except for the 500,000 warrants subject to the Warrant Agreement held by Greenwich Financial Group, in which Mr. Calapa is a fifty percent owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We presently operate our business out of the offices of Lester A. Katz, Chartered, who has not charged us any rent. During 2002, we operated also out of subleased offices at a monthly rate of $3,200, which we have not been able to pay. Mr. Hipple has paid the lease on behalf of the Company and the Company is obligated to reimburse Mr. Hipple for these payments. This amount is reflected in the Other current liabilities of the Company's financial statement

                                    PART IV

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

3.2 Bylaws, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000 (SEC File No. 000-31507).

99.1 Certification of Chief Executive Officer and Chief Financial Officer, for the period ending December 31, 2002

(b)      Reports on Form 8-K

     On October 8, 2002, we filed a Form 8-K with the Securities and Exchange Commission (SEC File No. 000-31507) to report the resignation of Moffitt & Company, P.C. as the Company's independent auditors and the appointment of Farber & Hass, CPA's as our independent certifying accountants.

     On October 17, 2002, we filed a Form 8-K with the Securities and Exchange Commission (SEC File No. 000-31507) to report the Company's name change to International Trust & Financial Systems, Inc.

     On October 23, 2002, we filed a Form 8-K/A with the Securities and Exchange Commission (SEC File No. 000-31507) to report the Share Exchange Agreement with International Financial Concierge Services, Inc.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                           INTERNATIONAL TRUST &
                           FINANCIAL SYSTEMS, INC.


                           By: /s/ Robert Hipple
                           -----------------------
                           Robert Hipple
                           President

Dated: May 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Robert Hipple          President and Director         May 2, 2003
--------------------------
Robert Hipple

  /s/ Nicholas M. Calapa     Director
---------------------------                                 May 2, 2003
Nicholas M. Calapa

  /s/ Glenn Liddell          Director
---------------------------                                 May 2, 2003
Glenn Liddell


CERTIFICATION OF CHIEF EXECUTIVE OFFICER &
CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC. (the "Company") for the quarterly period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert J. Hipple, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 2, 2003
by:

  /s/ Robert Hipple
___________________________
Robert J. Hipple
President and Chief Executive Officer


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.