Form 10QSB
period 2003-03-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-05-08
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 for the quarterly period ended March 31, 2003

[ ] Transition Report Under Section 13 Or 15(D) Of The Exchange Act

For the transition period from ____________ to ____________


Commission File No. 0-31507

International Trust & Financial Systems, Inc.
(Name of Small Business Issuer in Its Charter)


Florida                                                         06-1588136
State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                 4232 D'Este Court, Lake Worth, Florida  33467
                   (Address of Principal Executive Offices)

                                (561) 543-9501
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003, the Company had 24,389,916 shares of Common Stock outstanding, $0.001 par value and 5,000,000 shares of preferred stock outstanding.


Transitional Small Business Disclosure Format (check one):

Yes         No    X__


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used in this report, the term "Company" refers to International Trust & Financial Systems, Inc., a Florida corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the financial statements for the year ended December 31, 2002 which are included in our Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on May 5, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis. The Company's independent auditor has not reviewed the financial statements included in this filing. An amendment to this filing will be made when the independent review is completed.


























                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002
                                 (Unaudited)











                                TABLE OF CONTENTS

                                                                 Page No.


FINANCIAL STATEMENTS

       Balance Sheets                                                1

       Statements of Operations                                      2

       Statement of Stockholders' (Deficit)                         3-5

       Statements of Cash Flows                                      6

       Notes to Financial Statements                                7-14



                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                     MARCH 31, 2003 AND DECEMBER 31, 2002


ASSETS

                                           March 31,             December 31,
                                             2003                    2002
                                          (Unaudited)             (Unaudited)


TOTAL ASSETS                             $      9,065            $    160,405


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES

  Accounts payable                                 $     7,481     $    5,220
  Other Current Liabilities                             35,731         26,131

  TOTAL CURRENT LIABILITIES                             43,212         31,351


STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $ 0.001 per share
    Authorized 10,000,000 shares
    Issued and outstanding  5,000,000 shares            1,000           1,000
  Common stock, par value $ 0.001 per share
    Authorized 50,000,000 shares
    Issued and outstanding - 24,389,916 shares         24,389          24,389
    Paid in capital in excess of par value of stock   719,835         719,835
  Deficit accumulated during the development stage    (779,177)     (616,170)

  TOTAL STOCKHOLDERS' (DEFICIT)                        (34,147)       129,054

  TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                               $   9,065   $   160,405



                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
       AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                MARCH 31, 2003
                                  (UNAUDITED)


                                                          For the Period From
                                     Three Months          September 1, 1996
                                    Ended March 31,       (Date of Inception)
                                  2003         2002         to March 31, 2003

REVENUE                       $        0    $        0       $          6,768

EXPENSES
General and administrative
   Expenses                       12,216         11,605               135,838
Development costs                150,791              0               650,107

        TOTAL EXPENSES           163,007         11,605               785,945

NET (LOSS)                   $  (163,007)    $  (11,605)      $     (779,177)




NET (LOSS) PER COMMON SHARE

   Basic and diluted         $    ( .007)    $    ( .01)

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUT-
   STANDING

Basic and diluted              24,389,916      2,120,820




                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' (DEFICIT)
                             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                               MARCH 31, 2003
                                                 (UNAUDITED)
                                                                        Paid in         Deficit
                                                                        Capital in      Accumulated
                                                                        Excess of       during the
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


                                                                        Paid in         Deficit
                                                                        Capital in      Accumulated
                                                                        Excess of       during the
                            Preferred Stock           Common Stock      Par Value       Development
                          Shares       Amount       Shares    Amount    of Stock        Stage         Total

April 2002- Shares issued
for conversion of debt          0           0    1,015,406     1,015      100,526            0      101,541

April 2002-preferred shares
issued for interest in
venture fund            1,000,000        1,000           0         0            0            0        1,000

May 2000-shares issued
for services                    0            0   1,326,250     1,326       58,009            0       59,335

September 2000- shares issued
for debt                        0            0   1,750,000     1,750       71,542            0       73,292

October 2000- shares issued
for services                    0            0  18,287,850    18,288       65,026            0       83,314

December 2000- shares issued
for services                    0            0     950,000       950       60,529            0       61,479

Net (loss) for the year ended
December 31, 2002               0            0           0         0            0      (145,590)  (145,590)

BALANCE, DECEMBER 31, 2002	  1,000,000     1,000  24,389,916    24,389      719,835     (616,170)    129,054






                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
       AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                MARCH 31, 2003
                                  (UNAUDITED)
                                                               For the period
                                                             From September1,
                                            Three Months        1996 (Date of
                                           Ended March 31,      Inception) to
                                           2003       2002      March 31,2003
CASH FLOWS FROM
  OPERATING ACTIVITIES:
    Net (loss)                         $ (163,007)  $(11,605)   $   (779,177)
     Adjustments to reconcile net(loss)
     to net cash (used) by operating activities:
       Stock issued for merger expenses          0         0           14,179
       Stock issued for services                 0         0          306,000
    Changes in operating assets and
    liabilities:                                 0         0            9,231
      Fixed Assets, net of depreciation
      Accounts payable                      11,861     11,605          43,212
   NET CASH (USED)  BY
    OPERATING ACTIVITIES                         0          0       (425,017)

CASH FLOWS FROM INVESTING ACTIVITIES             0          0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         0          0         425,017

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                          0          0         425,017

NET INCREASE IN CASH                             0          0              0

CASH AT BEGINNING OF PERIOD                    354          0            354

CASH AT END OF PERIOD                    $     354    $     0     $      354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for:
      Interest                           $       0    $     0     $        0
      Taxes                              $       0    $     0     $      150

SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:

   Issuance of common stock for
    merger expenses                      $       0    $     0     $   14,179

   Issuance of common stock for
   Services                              $       0    $     0     $  306,000


                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

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

     Accounting Estimates

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.
                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     Net (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders' by the weighted average number of common shares outstanding for the period. Diluted earnings
     (loss)per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

Recent Accounting Pronouncements

     In June 2001, the FASB issued the following statements:

     FASB 141-Business Combinations
     FASB 142-Goodwill and other Intangible Assets
     FASB 143-Accounting for Asset Retirement Obligations
     FASB 144-Accounting for the Impairment or Disposal of Long- Lived Assets

     These FASB statements did not have a material impact on the Company's financial position or results of operations.

     In August 2002, Congress adopted the Sarbanes-Oxley Act of 2002, imposing new, more stringent accounting and reporting requirements on all public companies. The Company has complied with all applicable requirements of Sarbanes-Oxley, and these requirements did not have a material impact on the Company's financial position or results of operations.



                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

NOTE 2 RESTATEMENT OF COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF PAR VALUE OF STOCK

     On February 5, 2001, the Company effected a 1 for 100 reverse stock split on 19,208,522 shares of stock. On March 19, 2001, the Company then had a 10-1 forward stock split on 192,008 shares. On September10,
      2002, the Company effected a 1 for two reverse stock split on 6,804,131 shares, leaving 3,402,066 common shares then outstanding.

     The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

NOTE 3   DEVELOPMENT STAGE OPERATIONS

     As of December 31, 2002, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue. The Company expensed $650,107of development costs for the period from September 1, 1996 (date of inception) to March 31, 2003.

NOTE 4   INCOME  TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2002 and 2001:

                                                         2002            2001
     Deferred tax assets
       Net operating losses carryforward              $85,869         $64,000

       Less valuation allowance                        85,869          64,000

       Net deferred tax assets                              0               0

     Deferred tax liabilities                      $        0    $          0

     A reconciliation of the valuation allowance  is as follows:

                                                         2002            2001

       Balance at beginning of year                  $ 64,000         $57,959

       Addition for the year                           21,689           6,041

       Balance at end of year                        $ 85,689         $64,000



                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

NOTE 5      NET OPERATING LOSS CARRYFORWARDS

     The Company has the following net operating loss carryforwards at December 31, 2002:

          Tax Year                Amount              Expiration date

     December 31, 1996            $16,703                   2016
     December 31, 1997            178,200                   2017
     December 31, 1998            171,241                   2018
     December 31, 1999              7,248                   2019
     December 31, 2000             15,226                   2020
     December 31, 2001             38,446                   2021
     December 31, 2002            145,590                   2022
     March 31, 2003               163,007                   2023

                                 $735,661

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

NOTE 7   GOING CONCERN

     These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $735,661, has minimal stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See Note 8)

NOTE 8   BUSINESS COMBINATIONS

     In August 2000, the Company merged with Provence Capital Corporation, Inc.and accounted for the transaction as a pooling of interest. The Company recorded the merger as follows:


                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

NOTE 8   BUSINESS COMBINATIONS (continued)

     Increase in common stock	                                $  200
     Increase in paid in capital in excess of
     par value of stock                                        6,770

     The following unaudited information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                                2000
     Net sales
     Precom Technology, Inc.                                 $    0
     Provence Capital Corporation, Inc.                      $    0

     Net (loss)
       Precom Technology, Inc.                             ( 42,170)
       Provence Capital Corporation, Inc.                   ( 6,970)

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

     ACQUISITION AGREEMENT-SADDLEBACK

     In June, 2002, the Company entered into an acquisition agreement with CGI and with Saddleback Financial, Inc., an unrelated company based in Orange, CA, for the acquisition of the equipment leasing business and assets of Saddleback. The transaction partially closed on July 1, 2002 with the acquisition of the assets of Saddleback by a newly formed subsidiary of CGI, Saddleback Finance, Inc., a Florida Corporation ("New Saddleback"). Shortly following the partial closing, serious misrepresentations were discovered in the financial information regarding the old Saddleback by the sellers and the transaction


                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

NOTE 8   BUSINESS COMBINATIONS (continued)

     was terminated August 1, 2002 without any consideration being issued by the Company, and without the closing by the Company on any of the acquisition. New Saddleback remained a wholly-owned subsidiary of CGI and the Company has no interest or ownership in New Saddleback.

ACQUISITION AGREEMENT-INTERNATIONAL FINANCIAL CONCIERGE SERVICES, INC.

     In October, 2002, the Company agreed to acquire all of the issued and outstanding shares of International Financial Concierge Services, Inc., a Florida corporation based in Boca Raton, FL in exchange for convertible preferred shares of stock. The 3,125,000 shares of preferred stock to be issued in the transaction were convertible into 6,250,000shares of common stock after January 1, 2003. Shortly after the acquisition agreement was entered into, the transaction was cancelled by mutual agreement of both parties, and no preferred shares of the Company were issued.

NOTE 9   LOANS RECEIVABLE

     During 2002, the Company advanced a total of $150,677 to CGI International Holdings, Inc., the former parent of the Company, as part of the Company's efforts to develop a viable financial services business. That effort was abandoned in July, 2002, and the relationship between CGI International Holdings, Inc. and the Company ended. During the First Quarter, 2003, Management determined that the outstanding loan advances to CGI International Holdings, Inc. would not be repaid and the entire amount has been expensed in the First Quarter as an uncollectible loss.

NOTE 10   AMOUNTS DUE SHAREHOLDER

     During 2002, the Company's President paid rent and other expenses on behalf of the Company totaling $26,131, which are reflected in Other Current Liabilities owed by the Company. During the First Quarter of 2003, the President paid rent on behalf of the Company in the amount of $9,600, which is reflected in the current Accounts Payable.



Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

The Company had no operations in the first quarter of 2003 and its sole business model since early 2000 has been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. In addition, as of the most recent quarter ending March 31, 2003, we have incurred cumulative net losses of $779,177 from inception. We have abandoned all further development activities and have minimal assets as of March 31, 2003. These factors raise doubt as to our ability to continue as a going concern. Management's plans to eliminate the going concern situation include but are not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs requires consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction becomes a possible and foreseeable solution.

The Company incurred general and administrative expenses of $163,007 during the first quarter of 2003, resulting in a loss for the quarter of $163,007 and a cumulative loss of $779,177. Included in the total loss was a loan in the amount of $150,791 made during 2002 to CGI International Holdings, Inc., former parent of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

None
Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other information.

Due to limited financial resources, the Company has been unable to retain an independent auditor to review this Report or to audit its financial statements for the year ended December 31, 2003. Management is attempting to locate and retain an independent auditor and will file amendments to all applicable reports frilled with the SEC as soon as a new auditor has been retained, the financial results for the year ended December 31, 2002 have been audited and all prior filings of the Company have been reviewed.

None

Item 6.  Exhibits and reports on Form 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Precom Technology, Inc.,
a Florida corporation

By:
-------------------------
Robert J. Hipple
President CEO and CFO

DATED: May _____, 2003


INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

     3.1* Articles of Incorporation, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

     3.2* Bylaws, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

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

In connection with the Quarterly Report on Form 10-QSB of INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC. (the "Company") for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert J. Hipple, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May _____, 2003
by:


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


                        CERTIFICATION PURSUANT TO
            SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Hipple, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International Trust & Financial Systems, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003                             _______________________
                                                Robert Hipple
                                                Chief Executive Officer