Form 10QSB/A
period 2002-09-30
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-07-02
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB/A

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

4232 D-Este Court, Lake Worth, Florida 33467
             (Address of Principal Executive Offices)

                           (561) 964-7925
          (Issuer's Telephone Number, Including Area Code)


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


























                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                       Formerly PRECOM TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                 (UNAUDITED)





                              TABLE OF CONTENTS

                                                                     Page No.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                  1

FINANCIAL STATEMENTS

       Balance Sheet                                                    2

       Statements of Operations                                         3

       Statement of Stockholders' (Deficit)                           4 - 6

       Statements of Cash Flows                                         7

       Notes to Financial Statements                                  8 - 13




Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Phone (801) 572-3009
Fax (801) 606-2895




Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)
..
INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of International Trust & Financial Systems, Inc. (a development stage company) as of September 30, 2002, and the related combined statements of operations, stockholders' (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of
Certified Public Accountants. All information included in these financial statements is the representation of the management of International Trust & Financial Systems, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred net losses of $652,620, has a deficit stockholders' equity, and needs additional capital to finance operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Notes 5 and 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Randy Simpson

Randy Simpson, CPA, P.C.
A Professional Corporation
June 27, 2003
Sandy, Utah


                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

                                                         2002            2001

                                    ASSETS

CURRENT ASSETS
    Cash                                              $  1,210        $     -
        TOTAL CURRENT ASSETS                              1,210             -

PROPERTY AND EQUIPMENT
    Office equipment                                      9,239             -
    Less accumulated depreciation                         (468)             -
        NET PROPERTY AND EQUIPMENT                        8,771             -

OTHER ASSETS                                              1,000             -

TOTAL ASSETS                                          $  10,981       $     -


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                 $  63,170     $  100,828
       TOTAL CURRENT LIABILITIES                        63,170        100,828

STOCKHOLDERS' (DEFICIT)
    Preferred stock, Series B, no par value
      Authorized 10,000,000 shares
      Issued and outstanding - 5,000,000 shares          1,000              -
    Common stock, par value $ 0.001 per share
      Authorized 50,000,000 shares
      Issued and outstanding - 5,152,066 shares          5,152          2,121
    Paid in capital in excess of par value of stock    594,279        363,242
    Deficit accumulated during the development stage  (652,620)     (466,191)

      TOTAL STOCKHOLDERS' (DEFICIT)                    (52,189)     (100,828)

      TOTAL LIABILITIES AND STOCKHOLDERS'
      (DEFICIT)                                       $  10,981      $      -


See Accompanying Notes and Accountant's Review Report


                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
             FOR THE QUARTERS  ENDED SEPTEMBER 30, 2002 AND 2001
       AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                             SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                                               For the Period
                                                            From September 1,
                                                                1996 (date of
                                                                Inception) to
                                                                September 30,
                                     2002              2001              2002

REVENUE                           $     -           $ 6,766           $ 6,766

EXPENSES
    General and administrative      30,895            4,791           134,848
    Development costs                    -                -           373,393
    Bad debt expense               150,677                -           150,677
    Depreciation                       468                -               468


TOTAL EXPENSES                     182,040             4,791          659,386

NET INCOME (LOSS)              $  (182,040)    $       1,975    $   (652,620)






NET (LOSS) PER COMMON SHARE      $  ( .068)       $    . 000



WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING     2,668,597          2,020,852









See Accompanying Notes and Accountant's Review Report


                                       INTERNATIONAL TRUST & FINANCIAL
SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF
INCEPTION)
                                            TO September 30, 2002
<ON>
Paid in        Deficit
                                                                      Capital
in     Accumulated
                                                                      Excess
of      during the
                                                                      Par
Value      Development
                                Preferred Stock      Common Stock     of
Stock          Stage        Total
                                Shares    Amount    Shares    Amount
September 1 1996                          $                   $       $
$               $
    (Date of Inception)              -         -         -         -
-               -            -

September, 1996-
     Shares issued for services      -         -     50,000        50
950              -        1,000

October, 1996-
     Shares issued for cash          -         -     50,000        50
50,134             -       50,084

Net (loss) for the period from
     September 1, 1996 to
     December 31, 1996               -         -          -         -
-        (16,703)   (16,703)

BALANCE, DECEMBER 31, 1996    $      -    $   -    $100,000       $100
$50,984      $(16,703)    $34,481
March 1997-
    Shares issued for cash           -         -    200,000        200
199,800              -    200,000

March 1997-Shares issued
for settlement of failed mergers     -         -    360,410        360
6,849              -      7,209

Net (loss) for the year ended
December 31, 1997                    -         -          -         -
-      (178,200)   (178,200)

BALANCE, DECEMBER 31, 1997    $      -    $   -    $660,410       $660
$257,633    $(194,903)   $63,490

                           See Accompanying Notes and Independent Auditor's
Report



                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF
INCEPTION)
                                            TO SEPTEMBER 30, 2002
                                                                      Paid in
Deficit
                                                                      Capital
in     Accumulated
                                                                      Excess
of      during the
                                                                      Par
Value      Development
                                Preferred Stock      Common Stock     of
Stock          Stage        Total
                                Shares    Amount    Shares    Amount
August 1998-
     Shares issued for services      -        -    300,000        300
99,700             -     100,000
Net (loss) for the year ended
December 31, 1998                    -        -         -           -
-       (171,241)  (171,241)

BALANCE, DECEMBER 31, 1998     $     -   $    -    $960,410      $960
$357,333     $(366,144)   $(7,751)

Net (loss) for the year ended
December 31, 1999                    -        -           -        -
-         (7,249)    (7,249)

BALANCE, DECEMBER 31, 1999    $      -   $    -    $960,410      $960
$357,333     $(373,393)  $(15,000)

August 2000-issuance of common
stock for Provence Capital
Corporation, Inc.                   -         -     100,000       100
6,870             -      6,970

Net (loss) for the year ended
December 31, 2000                   -         -          -          -
-       (58,741)   (58,741)

BALANCE, DECEMBER 31, 2000    $      -   $    -   $1,060,410   $1,060
$364,203    $(432,134)  $(66,771)

Net (loss) for the year ended
December 31, 2001                    -        -            -        -
-      (38,446)   (38,446)

BALANCE, DECEMBER 31, 2001    $      -   $    -   $1,060,410   $1,060
$364,203    $(470,580) $(105,217)

                           See Accompanying Notes and Independent Auditor's
Report


                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF
INCEPTION)
                                            TO SEPTEMBER 30, 2002
                                                                      Paid in
Deficit
                                                                      Capital
in     Accumulated
                                                                      Excess
of      during the
                                                                      Par
Value      Development
                                Preferred Stock      Common Stock     of
Stock          Stage        Total
                                Shares    Amount    Shares    Amount
April 2002- Shares issued for
conversion of debt (Unaudited)      -         -   1,015,406     1,015
100,526              -     101,541

April 2002-preferred shares
issued for interest in
venture fund (Unaudited)        5,000,000   1,000         -         -
-               -       1,000

May 2002-shares issued
for services (Unaudited)                -       -   1,326,250    1,326
57,909               -      59,235

September 2002- shares issued
for debt (Unaudited)                   -       -   1,750,000    1,750
71,542               -      73,292

Net (loss) for the nine months
September 30,2002 (Unaudited)     -           -            -         -
-     (182,040)   (182,040)

BALANCE, SEPTEMBER 30, 2002    5,000,000    $1,000  5,152,066   $5,152
$594,279    $(652,620)   $(52,189)




                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                     (Formerly PRECOM TECHNOLOGY, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
     AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                            SEPTEMBER 30, 2002
                                (UNAUDITED)
                                                               For the period
                                                            from September 1,
                                                     1996 (Date of Inception)
                                                                           to
                                                                September 30,
                                              2002        2001           2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (loss)                     $    (182,040)    $ 1,975    $ 652,620)
Adjustments to reconcile net (loss)
  to net cash (used) by operating activities:
    Stock issued for merger expenses                  -          -
14,079
    Stock issued for services                      59,334          -
160,334
    Depreciation                                      468          -
468
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable      23,674     (1,975)
63,171
        NET CASH (USED) BY
      OPERATING ACTIVITIES                   (98,564)          -     414,568)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (9,239)          -      (9,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock        174,833          -
425,017
    Reduction in advances by officer          (73,292)         -            -
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                    101,541         -      425,017

NET INCREASE (DECREASE) IN CASH                (6,262)         -        1,210
CASH AT BEGINNING OF PERIOD                      7,472         -            -
CASH AT END OF PERIOD                         $  1,210    $    -     $  1,210

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
       Cash paid during the period for:
          Interest                            $      -    $    -       $    -
          Taxes                               $    100    $  150       $  250

SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:
Issuance of common stock for merger expenses  $     -     $    -    $  14,179

Issuance of common stock for services         $  59,334   $    -    $ 160,334

Issuance of preferred stock for investment    $   1,000   $    -    $   1,000

See Accompanying Notes and Accountant's Review Report


                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

International Trust & Financial Systems, Inc., formerly Precom Technology,
Inc.
(the "Company") was organized on September 1, 1996, under the laws of the
State
of Florida. In August 2000, the Company completed a merger with Provence Capital Corporation, Inc. by exchanging 200,000 shares of common stock for 100%
of the outstanding shares of Provence Capital Corporation, Inc.  In April,
2002,
a controlling interest in the Company was acquired by CGI International Holdings, Inc. ("CGI") by the subscription for 40 million shares of the Company's common stock in exchange for a promissory note in the amount of $2 million, secured by the stock issued to CGI. In June 2002, CGI notified the Company that it would not be able to pay the promissory note and the 40 million shares of common stock issued to CGI were cancelled, effective August 1, 2002.
Subsequent to the acquisition of control by CGI, the Company organized itself as a financial services holding company and positioned itself to provide financial services to a select group of domestic and foreign high net worth individuals and their business operations. To accomplish this new business strategy, the Company began to negotiate a series of acquisitions in the financial services area; however, due to the uncertainties in the economy, a concerted effort by the Internal Revenue Service to limit or eliminate certain types of tax planning, and undisclosed problems with certain acquisitions, the Company was not able to launch its new financial services strategy successfully in 2002. The Company intends to continue its efforts to develop its financial services business; but the continued uncertainties in the economy make the prospects for success uncertain. Accordingly, the Company has determined to continue its status as a development stage company, and also will seek merger candidates to develop new lines of business for the Company.

Name Changes

The Company has changed its name as follows:

At date of incorporation - Fairbanks, Inc.
April 1997 - Jet Vacations, Inc.
May 1998 - Precom Technology, Inc.
July 2002-International Trust & Financial Systems, Inc.

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



                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)


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

Net (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders' by the weighted average number of common shares outstanding for the period. Diluted (loss) per share is not presented because the effect would be anti-dilutive.

Property and Equipment

Property and equipment consists of office equipment which is recorded at cost and depreciated, for financial reporting purposes, over five years using the straight-line method. Maintenance, repairs and minor renewals are charged to operations as incurred. Additions and betterments are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Impairment losses are recorded in the accounts when events and circumstances indicate the assets may be impaired. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Recent Accounting Pronouncements

Recent accounting pronouncements are as follows:
    FASB 141 - Business Combinations
    FASB 142 - Goodwill and other Intangible Assets
    FASB 143 - Accounting for Asset Retirement Obligations
    FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets FASB Interpretation No. 45 - Guarantor's Accounting and Disclosure

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

FASB Interpretation No.46 - Consolidation of Variable interest Entities
                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

These FASB statements did not have or are not expected to have a material impact on the Company's financial position or results of operations.

In August 2002, Congress adopted the Sarbanes-Oxley Act of 2002, imposing new, more stringent accounting and reporting requirements on all public companies. The Company has complied with all applicable requirements of Sarbanes-Oxley, and these requirements did not have a material impact on the Company's financial position or results of operations.

NOTE 2    CAPITAL STOCK

Stock Splits

On February 5, 2001, the Company effected a 1 for 100 reverse stock split on 19,208,522 shares of its common stock. On March 19, 2001, the Company then had a 10-1 forward stock split on 192,008 shares. On September 10, 2002, the Company effected a 1 for two reverse stock split on 6,804,131 shares, leaving 3,402,066 common shares then outstanding.
The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

Warrants

On April 6, 2002, the Company issued to Greenwich Financial Group, a holder of the Company's common stock, warrants to purchase 500,000 post split shares of the Company's common stock for $4.00 per share. The warrants expire on April 16,
2005. No warrants were exercised as of September 30, 2002.

Stock Option Plan

On April 9, 2002, The Company established the 2002 employee stock option plan and reserved 2,321,410 shares of common stock for issuance under the plan. No options have been issued under this plan.

Sale to Officer

During 2002, the Company's President advanced a total of $174,833 in loans to the Company, evidenced by promissory notes. The first loan in the amount of $101,541 was made in April 2002, and by agreement, was later converted into 1,015,406 common shares of the Company. The second loan in the amount of $73,292 was made from an IRA for the benefit of the President, and was later converted by agreement into 1,750,000 shares of the common stock of the Company.

Preferred Stock

On June 30, 2002, the Company issued 5,000,000 shares of Series B, no par value convertible preferred stock for a limited partnership interest in

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)

NOTE 2	CAPITAL STOCK (Continued)

Prospect Street Capital Partners, L.P. Series B preferred stock participates in dividends with the Company's par value $.001 common stock and is convertible, at the option of the holder, at any time after issuance into such whole number of fully paid and non-assessable shares of the Company's common stock with a market value at the time of conversion sufficient to meet the capital call of the limited partnership, up to a maximum conversion value of $10,000,000.

Management has entered into discussions to cancel these shares and the interest of the Company in the Fund.

NOTE 3	DEVELOPMENT STAGE OPERATIONS

As of September 30, 2002, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $373,393 of development costs for the period from September
1, 1996 (date of inception) to September 30, 2002.

NOTE 4	GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $652,620, has negative stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See Notes 5 and 7)

NOTE 5    BUSINESS COMBINATIONS

Share Exchange Agreement

On February 21, 2002, the Company entered into a share exchange agreement with
CGI International Holdings, Inc. (CGI). CGI was a diversified financial services company that specialized in a wide range of business activities for its clients including financial and tax planning, asset protection, personal insurance and real estate mortgage services. Subsequently, on April 9, 2002, that transaction was rescinded and in its place, CGI acquired 40 million shares of the Company's common stock in exchange for a secured promissory note in the amount of $2 million, payable in six months. Concurrently individuals who substantially owned CGI became officers and directors of the Company.


                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001
                                    (UNAUDITED)

NOTE 5    BUSINESS COMBINATIONS (Continued)

In connection with the above agreement, the Company advanced approximately $150,000 to CGI for working capital purposes.

On August 1, 2002, CGI advised the Company that it would be unable to pay the promissory note when due. As a result, the 40 million shares of the Company's common stock issued to CGI were cancelled, and the transaction was terminated.
In addition, the advance by the Company was determined uncollectible and charged to expense during the third quarter 2002.

Acquisition Agreement - Saddleback
In June 2002, the Company entered into an acquisition agreement with CGI and with Saddleback Financial, Inc. (Saddleback), an unrelated company based in Orange, CA, for the acquisition of the equipment leasing business and assets of
Saddleback. The transaction partially closed on July 1, 2002 with the acquisition of the assets of Saddleback by a newly formed subsidiary of CGI,
Saddleback Finance, Inc., a Florida Corporation ("New Saddleback").   Shortly
following the partial closing, serious misrepresentations were discovered in the financial information regarding Saddleback by the sellers and the transaction was terminated August 1, 2002 without any consideration being issued by the Company, and without the closing by the Company on any of the acquisition. New
Saddleback remained a wholly owned subsidiary of CGI and the Company has no interest or ownership in New Saddleback.

NOTE 6	ACCOUNTS PAYABLE

During 2002, the Company issued common shares to certain vendors in exchange for the amounts owed by the Company. The payable, which was extinguished by the issuance of common shares, was:

Greenwich Financial Group	$	59,334


NOTE 7	SUBSEQUENT EVENT

Acquisition Agreement - International Financial Concierge Services, Inc.

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

In early February, 2002, negotiations began between CGI International Holdings, Inc., a Delaware corporation, ("CGI") and the Company and resulted in the execution of a Share Exchange Agreement between CGI and its shareholders and the Company dated February 25, 2002. A copy of the Share Exchange Agreement was included in the Form 8-K reporting the agreement which was filed with the SEC on March 26, 2002. Subsequently, the Company decided to rescind that Agreement and entered into a Subscription Agreement with CGI on April 9, 2002, under which CGI agreed to subscribe for 40,000,000 pre-split shares of our common stock in return for a promissory note, secured by the stock, for $2,000,000 (the "Promissory Note"). This transaction, and a copy of the Subscription Agreement and Promissory Note, were reported on Form 10-QSB/A for the period ending June 30, 2002, filed by the Company with the Securities and Exchange Commission on July 29, 2002. As a result of the agreement with CGI, the Company advance approximately $150,000 to CGI for working capital purposes.

On August 1, 2002, the Company agreed to cancel the Subscription Agreement with CGI because CGI had informed the Company that it would be unable to make payment of the Promissory Note by the due date. As a result, the Company also cancelled the 40,000,000 pre-split Shares of Common Stock, par value $.001, issued to CGI (the Subscription Shares") as part of the Subscription Agreement. The Company was also informed by CGI that the proposed transfer of the Subscription Shares to International Financial Concierge Services, Inc. ("IFCS"), as reported in the 10-QSB/A for the period ending June 30, 2002, was not completed and IFCS had obtained no interest in the Subscription Shares issued to CGI. As a result of the cancellation of the Subscription Agreement and the promissory note, and CGI's advice to the Company that it had no assets, the
Company also wrote off the advances to CGI for working capital, in the amount of
$150,677.

Subsequently, on October 8, 2002, the Company entered into a Share Exchange Agreement with the shareholders of IFCS as a result of which, the Company agreed to acquire all of the issued and outstanding shares of IFCS, which would becme a wholly-owned subsidiary of the Company. The controlling shareholders of IFCS were Robert Hipple, Rod Read and Drew Roberts, who are the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, of the Company. IFCS is Florida corporation engaged in financial, business and estate planning, equipment leasing, and other financial services. This transaction was reported on a Form 8-K/A filed by the Company with the SEC on October 23, 2002, and a copy of the Share Exchange Agreement was filed as an exhibit to that Form 8-K/A.

As a result of the acquisition of all of the stock of IFCS, the Company intended to engage in the financial service business, offering financial planning, tax planning, business consulting, mortgage services, equipment lease financing and merchant banking services. To comport with this proposed new business activity, the Company changed its name to International Trust & Financial Systems, Inc. on October 15, 2002 and will do business under the name iTrustFinancial. This name change was reported on a Form 8-K/A filed with the
SEC on October 17, 2002 and has been reported to the National Association of Securities Dealers, Inc. The Company also established a new Internet web site at www.itrustfinancial.com and has developed a new logo and corporate identity.
As a result of continuing uncertainty in the economy and the increased efforts of the Internal revenue Service to challenge a number of tax planning strategies, the Company and IFCS agreed to cancel the acquisition of IFCS, and no shares of the Company were issued.

SADDLEBACK FINANCE, INC.

On May 26, 2002, we entered into a Share Exchange Agreement with CGI, Saddleback Financial Corporation, a Delaware corporation ("Saddleback"), Leaseco Holding, Inc., an Illinois corporation and Merchants Capital Corporation for the acquisition of certain assets related to the equipment leasing business of Saddleback, based in Orange, California ("Saddleback Acquisition") by CGI. For further information please refer to our Form 8-K filed with the SEC on June 19, 2002, disclosing the proposed acquisition of certain assets of Saddleback Financial Corporation. The share exchange partially closed as of June 1, 2002 and certain tangible assets of the leasing business were transferred to Saddleback Finance, Inc. ("SFI"), a new subsidiary of CGI, incorporated on May 26, 2002 for that purpose. During June, SFI relocated the offices of the leasing business to new offices in Anaheim, CA due to the failure of the old business to pay rent due to its landlord. Over the next six weeks, SFI began operations of the acquired lease business, although the steps necessary to complete the Share Exchange Agreement had not yet been completed and no shares of the Company's stock had yet been issued as the consideration for the transaction. As a result of the continuing due diligence by the Company, and actual operating results differing significantly from the represented results, on August 15, 2002, SFI, CGI and the Company rescinded the Share Exchange Agreement, and SFI closed the operations in Anaheim, CA and advised the sellers that the business had been closed. No response was received from the seller and the acquisition transaction has been terminated, without the issuance of any shares by the Company.

RESULTS OF OPERATIONS
---------------------
The Company had no operations in the first three quarters of 2002. The Company's sole business model since early 2000 had been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital-intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. These factors raised doubt as to our ability to continue as a going concern and our auditors included a going concern warning in their audit report for the year ended December 31, 2001, as reported on our 10-K filed with the SEC on April 15, 2002. Management's plans to eliminate the going concern situation included but were not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs required the consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction became a possible and foreseeable solution.

On October 8, 2002 the Company entered into a Share Exchange Agreement with International Financial Concierge Services, Inc. (IFCS), a Florida based financial planning and services company. The Share Exchange Agreement provides for the exchange of 3,125,000 Series A voting, convertible preferred shares for all of the outstanding shares of IFCS, which became a wholly owned subsidiary of the Company. The Series A preferred shares would be convertible on a one preferred share for two common shares any time after January 1, 2003.
The Series A preferred shares are voting shares, and vote on the basis of two votes for each preferred shares outstanding. For further discussion please refer to our Form 8-K/A filed with the SEC on October 23, 2002. IFCS was owned by the principals of the Company, including Mr. Hipple, the CEO, Mr. Read, the COO and Mr. Roberts, the CFO. No independent valuation of IFCS was performed. Subsequently, the Company and IFCS determined not to proceed with the transaction, and the Series A preferred shares were never issued.

The Company incurred general and administrative expenses of $30,895 during the third quarter of 2002. This, together with the losses incurred from the rescinded Saddleback Agreement and the writing off of the advance to CGI resulted in a loss for the quarter of $182,040 and a cumulative loss of $189,123 for the year to date. In addition, as of the most recent quarter ending September 30, 2002, we have incurred cumulative net losses of $652,620 from inception.

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

On April 12, 2002, the Company entered into a subscription agreement with Dana
Hipple, wife of Robert Hipple, President, CEO and Chairman of the Company, whereby the Company issued 2,030,811 pre-split shares of the Company's common stock for $101,540.55. The proceeds from this subscription were used by the Company for advances to CGI for its operating expenses.

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

1,350,000 of the GFG Shares were to be issued subject to a Lock-up
Agreement effective May 8, 2002 (the "Lock-up Agreement") between GFG and the Company. The Lock-up Agreement provided for the release of the subject shares for sale at the rate of 15% per month (210,000 pre-split shares) once the subject shares become free trading as a result of an effective registration of the subject shares and elimination of any transfer restrictions. A copy of the Lock-up Agreement is attached as
Exhibit 10.2 to the Company's 10-QSB to the period ending March 30, 2002. The Company agreed to include the 1,350,000 pre-split shares on a Form SB-2 registration statement, which the Company agreed to use its best efforts to file with the SEC by September 15, 2002. The shares have not been issued and no SB-2 filing has been made. The remaining 2,400,000 of the GFG Shares to be issued as part of the acquisition of a controlling interest in the Company by CGI, were to remain restricted shares. On August 1, 2002, the Company and CGI agreed to cancel the acquisition of a controlling interest in the Company by CGI, and the Company and CGI are currently not affiliated or connected in any way. As a result, the Company determined that it had no further obligation to issue additional shares to Greenwich Financial Group, other than the 50,000 shares already issued.

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

Saddleback Acquisition

Pursuant to the Saddleback Acquisition, the Company agreed to issue 1,000,000 shares of non-voting, non-cumulative shares of Class B Preferred Stock to Saddleback Financial Corporation for certain assets other than tangible assets. The Preferred Stock to be issued would be subject to conversion into additional common shares in one year, having a value of $2.5 million, based on the market closing price at that time. The preferred shares were not issued because all of the conditions to closing the transaction were not met. In view of the rescission of the acquisition effective August 15, 2002, these preferred shares will not be issued. As part of the Share Exchange Agreement, the Company also agreed to issue 500,000 pre-split shares of its common stock pursuant to a Consulting Services Agreement, dated June 3, 2002, between the Company and Lee C. Summers, Trustee for Merchants Capital and Yasar Samarah (the "Consulting Agreement"). The 500,000 pre-split shares were included in an S-8 registration statement filed July 3, 2002, but were never issued. A copy of the Consulting Agreement is attached as Exhibit 1 to the S-8. The Consulting
Agreement also has been terminated, effective August 15, 2002, as part of the rescission of the Share Exchange Agreement. No services were performed under the Consulting Agreement and the shares were not issued.

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


Conversion Of Promissory Note

On September 1, 2002, the Company agreed to the conversion of a $75,000 promissory note previously issued to an IRA Account for the benefit of the Company's CEO, Robert Hipple, in exchange for a loan to the Company from the IRA Account in the amount of $73,292. The Company requested the conversion at the price of $0.02 per share, the then current trading price for the shares, which was agreed to by the IRA Account custodian. A total of 1,750,000 post-split shares were issued as a result of the conversion.

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

Acquisition of International Financial Concierge Services, Inc.

On October 8, 2002 the Company entered into a Share Exchange Agreement with International Financial Concierge Services, Inc. (IFCS), a Florida based financial planning and services company, controlled by the principal officers of the Company. The Share Exchange Agreement provides for the exchange of 3,125,000 Series A voting, convertible preferred shares for all of the outstanding shares of IFCS, which became a wholly owned subsidiary of the Company as a result. The Series A preferred shares are convertible on the basis of one preferred share for two common shares any time after January 1, 2003. The transaction was valued at $0.02 per common share equivalent, or $125,000, based on the average trading price for the common shares of the Company. For further discussion please refer to our Form 8-K/A filed with the SEC on November 19, 2002. This transaction was rescinded in early December without the issuance of the Series A preferred shares.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 15, 2002, a majority of the shareholder's entitled to vote for amendments to the Company's Articles of Incorporation, adopted the recommendation of the Board of Directors and adopted a resolution changing the name of the Corporation from Precom Technology, Inc. to International Trust & Financial Systems, Inc. Notification of the name change, along with changes to the Company's trading symbol and CUISP number was made shortly thereafter to the
NASD. For further discussion please refer to our Form 8-K filed with the SEC on
October 17, 2002.

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

International Trust & Financial Systems, Inc., a Florida corporation

By:
/s/ Robert HIpple
-------------------------
Robert Hipple
President and CEO

DATED: June 30, 2003


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


Date:  June 30, 2003
by:
/s/ Robert Hipple



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


Date:  June 30, 2003
by:
/s/Robert Hipple



Robert Hipple


Chief Financial Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.





F-1
13