Form 10KSB/A
period 2002-12-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-07-02
CIK 1123195

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

CGI INTERNATIONAL HOLDINGS, INC.

In early February, 2002, negotiations began between CGI International Holdings, Inc., a Delaware corporation, ("CGI") and the Company and resulted in the execution of a Share Exchange Agreement between CGI and its shareholders and the Company dated February 25, 2002. A copy of the Share Exchange Agreement was included in the Form 8-K reporting the agreement which was filed with the SEC on March 26, 2002. Subsequently, the Company decided to rescind that Agreement and entered into a Subscription Agreement with CGI on April 9, 2002, under which CGI agreed to subscribe for 40,000,000 pre-split shares of our common stock in return for a promissory note, secured by the stock, for $2,000,000 (the "Promissory Note"). This transaction, and a copy of the Subscription Agreement and Promissory Note, were reported on Form 10-QSB/A for the period ending June 30, 2002, filed by the Company with the Securities and Exchange Commission on July 29, 2002. The Company advanced approximately $150,000 to CGI for working capital purposes. Because of CGI's inability to repay the advance, the Company has written off the debt in the third quarter of 2002.

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

CONSULTING SHARES

The Company has entered into consulting agreements, dated September 20, 2002, (the "Consulting Agreements "), with certain individuals as set forth below (the "Consultants") who performed consulting services for the Company for the third fiscal quarter, 2002. The consulting services provided to the Company consisted of general business consulting and management services. The Consulting Agreements provide that the Company will issue to the Consultants collectively 16,662,850 shares of the Company's common stock, par value $0.001 per share, in the amounts also set forth below, as consideration for the consulting services performed. These shares were registered with the SEC in a Form S-8 Registration Statement filed on October 4, 2002.

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

A form of the Consulting Agreement between each of the Consultants and Company were attached as Exhibit 3 to Form S-8 filed by the Company with the SEC on October 4, 2002. Each of the Consulting Agreements is identical except for the number of shares issued to each Consultant. The Company also issued 75,000 shares to Flashstar Funding Corp., and 1,500,000 shares to Merger Associates, Inc. under separate consulting agreements with each of them. Copies of each consulting agreement is attached as an exhibit to the Form S-8 filed by the Company with the SEC on October 4, 2002.

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

Due to the lack of income by the business operations of IFCS during 2002, 1n December, 2002, the Company and IFCS agreed to rescind the Share Exchange Agreement. The shares of Series A Preferred Stock that were to be issued pursuant to the Share Exchange Agreement were never issued.

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

Robert Hipple, CEO of the Company, Rodney Read, former Director, Vice-President and COO of the Company, Drew Roberts former Vice-President and CFO, acting as officers of CGI, the former majority shareholder of the Company, were named as a defendants in an action entitled David K. Broadbent, as Receiver, et al. vs. CGI International Holdings, Inc. et al filed March 21, 2002 in the United States District Court for the District of Utah, Central Division, Civil Action No. 2:02-C-230. The Company is not named in and is not a party to the action, and had no involvement in any matter alleged in the action. In the action, the Receiver is seeking to ascertain whether any assets of a now defunct, unrelated corporation, by which Mr. Hipple had been employed from August 15, 2002, to October 15, 2001, and by which Mr. Read and Mr. Roberts also had been employed prior to 2002, were acquired by CGI, when it was formed on January 24, 2002. Based on a review of the pleadings and other documents filed in the action, no liability is expected to result from this action on the part of any of the named individuals, because no assets or other property of the prior, unrelated company are held by CGI, or any of the named individuals. CGI itself, the primary defendant, ceased all business activity on or about
July 31, 2002 and has no assets, other than a counterclaim filed against a former employee for intentional interference with the business of CGI, and counterclaims and cross-claims which are expected to be filed against the Receiver and other third parties as part of its answer to the Receiver's complaint. Neither the Company nor any subsidiary of the Company acquired any assets of CGI and are not affiliated with CGI in any way. Mr. Hipple resigned as an employee, officer and director of CGI effective July 15, 2002, and has had no affiliation with CGI since that date. CGI owed the Company $150,677 for advances for working capital in 2002. The Company wrote off this amount as uncollectible during the third quarter of 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders in the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 15, 2003, there were approximately 309 shareholders of record of our common stock. Prospect Private Equity Fund, in which the Company holds a fifty percent interest, currently holds 5,000,000 shares of Series B Convertible Preferred Stock of the Company. Our shares of common stock were listed for trading on the OTC Electronic Bulletin Board under the symbol "ITFI" during 2002.

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

Results of Operations

Year Ended                   December 31, 2002           December 31, 2001
Net Sales                                $0.00                      $6,768
Net (Loss)                           ($296,552)                   ($38,446)

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





                                     TABLE OF CONTENTS
                                                                       Page
No.

INDEPENDENT AUDITOR'S REPORT                                              1

FINANCIAL STATEMENTS

       Balance Sheet                                                      2

       Statements of Operations                                           3

       Statement of Stockholders' (Deficit)                           4 - 6

       Statements of Cash Flows                                           7

       Notes to Financial Statements                                 8 - 14



Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Fax & Phone (801) 572-3009


Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of International Trust & Financial Systems, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.
In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Trust & Financial Systems, Inc. (A Development Stage Company) as of December 31, 2002 and the results of its operations, shareholders' (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred net losses of $767,132, has a deficit stockholders' equity, and needs additional capital to finance operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


	/s/

Randy Simpson, CPA, P.C.
A Professional Corporation
June 27, 2003
Sandy, Utah


                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001


                                                        2002            2001

                                    ASSETS
CURRENT ASSETS
    Cash                                             $  354           $     -
         TOTAL CURRENT ASSETS                           354                 -

PROPERTY AND EQUIPMENT
    Office equipment                                   9,346                -
    Less accumulated depreciation                      (936)                -
          NET PROPERTY AND EQUIPMENT                   8,410                -

OTHER ASSETS                                           1,000                -

TOTAL ASSETS                                         $ 9,764           $    -


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                 $ 5,541        $ 105,217
    Advances by officer                               26,131                -

      TOTAL CURRENT LIABILITIES                       31,672          105,217

STOCKHOLDERS' (DEFICIT)
   Preferred stock, Series B, no par value
     Authorized 10,000,000 shares
     Issued and outstanding 5,000,000 shares           1,000                -
   Common stock, par value $ 0.001 per share
     Authorized 50,000,000 shares
     Issued and outstanding - 24,389,916 shares       24,389            2,121
   Paid in capital in excess of par value of stock    719,835         363,242
   Deficit accumulated during the development stage  (767,132)      (470,580)

     TOTAL STOCKHOLDERS' (DEFICIT)                    (21,908)      (105,217)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT)                                       $  9,764          $    -


See Accompanying Notes and Independent Auditor's Report



                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
         AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                DECEMBER 31, 2002

                                                               For the Period
                                                            From September 1,
                                                                1996 (date of
                                                                Inception) to
                                                                 December 31,
                                            2002          2001           2002

REVENUE                                  $     -       $  6,768      $  6,768

EXPENSES
   General and administrative              51,971        45,214       155,926
    Development costs                      92,968             -       466,361
    Bad debt expense                      150,677             -       150,677
    Depreciation                              936             -           936


    TOTAL EXPENSES                        296,552        45,214       773,900

NET (LOSS)                             $ (296,552)    $  (38,446)  $(767,132)






NET (LOSS) PER COMMON SHARE           $   ( .037)    $   (. 038)



WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             7,940,594      1,010,410









See Accompanying Notes and Independent Auditor's Report



                                       INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO DECEMBER 31, 2002
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
                                            TO DECEMBER 31, 2002
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

                           See Accompanying Notes and Independent Auditor's Report


                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO DECEMBER 31, 2002
                                                                      Paid in        Deficit
                                                                      Capital in     Accumulated
                                                                      Excess of      during the
                                                                      Par Value      Development
                                Preferred Stock      Common Stock     of Stock          Stage        Total
                                Shares    Amount    Shares    Amount
April 2002- Shares issued for
conversion of debt                  -         -   1,015,406     1,015   100,526              -     101,541

April 2002-preferred shares issued
for interest in venture fund   5,000,000   1,000         -         -         -               -       1,000

May 2002-shares issued
for services                           -       -   1,326,250    1,326   57,909               -      59,235

September 2002- shares issued
for debt                               -       -   1,750,000    1,750   71,542               -      73,292

October 2002- shares issued
for services                           -       -   18,287,850  18,288   65,026               -      83,314

December 2002- shares issued
for services                           -       -      950,000     950   60,529               -      61,479

Net (loss) for the year ended
December 31, 2002                      -      -             -       -       -          (296,552)  (296,552)

BALANCE, DECEMBER 31, 2002     5,000,000   $1,000   23,439,916  $24,389 $719,735      $(767,132)  $(21,908)





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

                                                               For the period
                                                            from September 1,
                                                     1996 (Date of Inception)
                                                                           to
                                                                 December 31,
                                              2002         2001          2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)                                $ (296,552)  $ (38,446) $ (767,132)
Adjustments to reconcile net (loss)
  to net cash (used) by operating activities:
    Stock issued for merger expenses             -              -      14,179
    Stock issued for services                 204,028           -     305,028
    Depreciation                                  936           -         936
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable (99,676)      38,446      5,541
       NET CASH (USED) BY
       OPERATING ACTIVITIES                  (191,264)           -  (441,148)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment           (9,346)           -    (9,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock       174,833           -    425,017
  Advances by officer                           26,131           -     26,131
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       200,964           -    451,148

NET INCREASE IN CASH                               354           -        354
CASH AT BEGINNING OF PERIOD                          -           -          -
CASH AT END OF PERIOD                          $   354      $    -    $   354

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
    Interest                                   $     -      $    -     $    -
    Taxes                                      $   100      $  150     $  250

SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
Issuance of common stock for merger expenses    $    -      $    -    $14,179

Issuance of common stock for services        $ 204,028      $    -  $ 305,028

Issuance of preferred stock for investment   $   1,000      $    -   $  1,000

See Accompanying Notes and Independent Auditor's Report



                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

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




                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

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

Recent Accounting Pronouncements

Recent accounting pronouncements are as follows:
FASB 141 - Business Combinations
FASB 142 - Goodwill and other Intangible Assets
FASB 143 - Accounting for Asset Retirement Obligations
FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets FASB Interpretation No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
FASB Interpretation No.46 - Consolidation of Variable interest Entities
These FASB statements did not have or are not expected to have a material impact on the Company's financial position or results of operations.



                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

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

Warrants

On April 6, 2002, the Company issued to Greenwich Financial Group, a holder of the Company's common stock, warrants to purchase 500,000 post-split shares of the Company's common stock for $4.00 per share. The warrants expire on April 16, 2005. No warrants were exercised as of December 31, 2002.

Stock Option Plan

On April 9, 2002, The Company established the 2002 employee stock option plan and reserved 2,321,410 shares of common stock for issuance under the plan. No options have been issued under this plan.

Preferred Stock

On June 30, 2002, the Company issued 5,000,000 shares of Series B, no par value convertible preferred stock for a limited partnership interest in Prospect Street Capital Partners, L.P. Series B preferred stock participates in dividends with the Company's par value $.001 common stock and is convertible, at the option of the holder, at any time after issuance into such whole number of fully paid and non-assessable shares of the Company's common stock with a market value at the time of conversion sufficient to meet the capital call of the limited partnership, up to a maximum conversion value of $10,000,000.

Management has entered into discussions to cancel these shares and the interest of the Company in the Fund.


                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 2    CAPITAL STOCK (Continued)

Contingent Issuance

In connection with satisfaction of accounts payable through the issuance of the Company's common stock (See Note 8), the Company has a contingent liability to issue additional shares to two vendor's based upon each vendor's proceeds realized through the sale of shares previously issued to that vendor. These additional shares were included in the S-8 Registration Statement filed by the Company with the SEC on December 4, 2002.

NOTE 3    DEVELOPMENT STAGE OPERATIONS

As of December 31, 2002, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

The Company expensed $466,361 of development costs for the period from September 1, 1996 (date of inception) to December 31, 20002.

NOTE 4    NET OPERATING LOSS CARRYFORWARDS

The Company has the following net operating loss carry forwards at December 31, 2002:
     Tax Year               Amount                   Expiration date

December 31, 1996      $      16,703                       2016
December 31, 1997            178,200                       2017
December 31, 1998            171,241                       2018
December 31, 1999              7,248                       2019
December 31, 2000             15,226                       2020
December 31, 2001             38,446                       2021
December 31, 2002            296,552                       2022
                            $723,616

Future changes in ownership may limit the ability of the Company to utilize its net operating loss carry forwards.




                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 5    INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2002 and 2001:

                                               2002                   2001
Deferred tax assets
    Net operating losses carry forward     $  168,000          $    64,000

    Less valuation allowance                  168,000               64,000

    Net deferred tax assets                         -                    -

    Deferred tax liabilities               $        -         $          -

A reconciliation of the valuation allowance
  is as follows:
                                              2002                    2001

Balance at beginning of year              $   64,000           $    57,959

Addition for the year                        104,000                 6,041

Balance at end of year                   $   168,000            $   64,000

NOTE 6    GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $767,132, has negative stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate. (See Note 7)

NOTE 7    BUSINESS COMBINATIONS

Share Exchange Agreement

On February 21, 2002, the Company entered into a share exchange agreement with CGI International Holdings, Inc. (CGI). CGI was a diversified financial services company that specialized in a wide range of business activities for its clients including financial and tax planning, asset protection, personal insurance and real estate mortgage services. Subsequently, on April 9, 2002, that transaction was rescinded and in its place, CGI acquired 40 million shares of the Company's common stock in exchange for a secured promissory note in the amount of $2 million, payable in six months. Concurrently, individuals who substantially owned CGI became officers and directors of the Company.

INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 7    BUSINESS COMBINATIONS (Continued)

In connection with the above agreement, the Company advanced approximately $150,000 to CGI for working capital purposes.

On August 1, 2002, CGI advised the Company that it would be unable to pay the promissory note when due. As a result, the 40 million shares of the Company's common stock issued to CGI were cancelled, and the transaction was terminated. In addition, the advance by the Company was determined uncollectible and charged to expense during 2002.

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

NOTE 8    ACCOUNTS PAYABLE

During 2002, the Company issued common shares to certain vendors in exchange for the amounts owed by the Company. The payables, which were extinguished by the issuance of common shares, were:

Greenwich Financial Group       $  61,188
Interstate Transfer Company        18,264
Anslow & Jaclin                    28,258
Moffett & Company                  15,731

During 2002, the Company also issued shares as compensation for consulting services, totaling $92,968 in value.



INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001

NOTE 9	AMOUNTS DUE SHAREHOLDER

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

The President of the Company also paid rent and other expenses on behalf of the Company during 2002 totaling $26,131, which are reflected in Advances by Officer in the accompanying financial statements.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

In 2002, our former auditors, Moffett & Moffett, PC, advised the Company and the SEC that they would no longer be practicing as SEC independent auditors and were withdrawing as our independent auditors. We then contacted a new auditing firm, Farber & Hass, LLP, to assume this role, and filed a Form 8-K with the SEC on October 10, 2002, reporting that our Board of Directors intended to appoint Farber & Hass, LLP as our new independent auditors. Subsequently, we were unable to enter in an engagement with Farber & Hass, LLP due to a lack of capital. Subsequently, we retained the firm of Randy Simpson, CPA, P.C. as our independent auditor.


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

Directors and Officers
Name                  Age            Position
Robert Hipple         58             Chairman, President, CEO and Director
Nicholas M. Calapa    40             Director
Glenn Liddell         47             Secretary, Director (since January,2003)
Rodney Read           54             Former Director, Vice President and COO
                                     (resigned in January, 2003)
Drew Roberts          45             Former Vice President and CFO
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




Dated: July 1, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Robert Hipple          President and Director         July 1, 2003
--------------------------
Robert Hipple

  /s/ Nicholas M. Calapa     Director
---------------------------                                 July 1, 2003
Nicholas M. Calapa

  /s/ Glenn Liddell          Director
---------------------------                                 July 1, 2003
Glenn Liddell



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


Date:  June 30, 2003
by:

  /s/ Robert Hipple
___________________________
Robert Hipple
President,Chief Executive Officer and Chief Financial Officer


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.





                        CERTIFICATION PURSUANT TO
            SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Robert Hipple, certify that:
1. I have reviewed this annual report on Form 10-KSB of International Trust & Financial Systems, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  June 30, 2003                         /s/ Robert Hipple
                                                Robert Hipple
                                                Chief Executive Officer