Form 10QSB/A
period 2003-03-30
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-07-02
CIK 1123195

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
























                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                       Formerly PRECOM TECHNOLOGY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS
                           MARCH 31, 2003 AND 2002






                            TABLE OF CONTENTS

                                                                     Page No.

ACCOUNTANT'S REVIEW REPORT                                               1

FINANCIAL STATEMENTS

       Balance Sheet                                                     2

       Statements of Operations                                          3

       Statement of Stockholders' (Deficit)                            4 - 6

       Statements of Cash Flows                                          7

       Notes to Financial Statements                                   8 - 11




Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Phone (801) 572-3009
Fax (801) 606-2895

Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of International Trust & Financial Systems, Inc. (a development stage company) as of March 31, 2003, and the related combined statements of operations, stockholders' (deficit) and cash flows for the three months then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Trust & Financial Systems, Inc.
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.
Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred net losses of $779,307, has a deficit stockholders' equity, and needs additional capital to finance operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


I have audited, in accordance with generally accepted auditing standards, the balance sheet of International Trust & Financial Systems, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended (not presented herein); and in my report dated June 27, 2003, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


	/s/

Randy Simpson, CPA, P.C.
A Professional Corporation
June 27, 2003
Sandy, Utah


                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                     (Formerly PRECOM TECHNOLOGY, INC.)
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS
                     MARCH 31, 2003 AND DECEMBER 31, 2002

                                             March 31,           December 31,
                                               2003	                2002
                                            (Unaudited)            (Audited)

                                       ASSETS
CURRENT ASSETS
    Cash                                 $      188          $           354
       TOTAL CURRENT ASSETS                     188                      354

PROPERTY AND EQUIPMENT
    Office equipment                          9,346                    9,346
    Less accumulated depreciation            (1,405)                    (936)
       NET PROPERTY AND EQUIPMENT             7,941                    8,410

OTHER ASSETS                                  1,000                    1,000

TOTAL ASSETS                             $    9,129                $    9,764


                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                      $   7,481                $   5,541
    Advances by officer                      35,731                        -

       TOTAL CURRENT LIABILITIES             43,212                   31,672

STOCKHOLDERS' (DEFICIT)
  Preferred stock, Series B, no par value
    Authorized 10,000,000 shares
    Issued and outstanding 5,000,000 shares   1,000                    1,000
  Common stock, par value $ 0.001 per share
    Authorized 50,000,000 shares
    Issued and outstanding
      24,389,916 shares                       24,389                  24,389
    Paid in capital in excess
      of par value of stock                  719,835                 719,835
    Deficit accumulated during
      the development stage                 (779,307)               (767,132)

      TOTAL STOCKHOLDERS' (DEFICIT)           (34,083)               (21,908)

        TOTAL LIABILITIES AND STOCKHOLDERS'
          (DEFICIT)                        $     9,129            $     9,764


See Accompanying Notes and Accountant's Review Report


                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
       AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                 MARCH 31, 2003
                                   (Unaudited)
                                                               For the Period
                                                            From September 1,
                                                                1996 (date of
                                                                Inception) to
                                                                    March 31,
                                       2003            2002             2003

REVENUE                             $     -          $     -        $   6,768

EXPENSES
    General and administrative        11,706          11,605          167,632
    Development costs                      -               -          466,361
    Bad debt expense                       -               -          150,677
    Depreciation                          469              -              937


TOTAL EXPENSES                         12,175          11,605         786,075

NET (LOSS)                        $   (12,175)    $   (11,605)   $  (779,307)






NET (LOSS) PER COMMON SHARE       $   ( .000)    $    (. 038)



WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING      24,389,916       2,120,820









See Accompanying Notes and Accountant's Review Report



                                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO MARCH 31, 2003
                                                                        Paid in        Deficit
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

                           See Accompanying Notes and Independent Auditor's Report



                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO MARCH 31, 2003
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

                           See Accompanying Notes and Independent Auditor's Report


                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO MARCH 31, 2003
                                                                      Paid in        Deficit
                                                                      Capital in     Accumulated
                                                                      Excess of      during the
                                                                      Par Value      Development
                                Preferred Stock      Common Stock     of Stock          Stage        Total
                                Shares    Amount    Shares    Amount
April 2002- Shares issued for
conversion of debt                  -         -   1,015,406     1,015   100,526              -     101,541

April 2002-preferred shares issued
for interest in venture fund   5,000,000   1,000         -         -         -               -       1,000

May 2002-shares issued
for services                           -       -   1,326,250    1,326   57,909               -      59,235

September 2002- shares issued
for debt                               -       -   1,750,000    1,750   71,542               -      73,292

October 2002- shares issued
for services                           -       -   18,287,850  18,288   65,026               -      83,314

December 2002- shares issued
for services                           -       -      950,000     950   60,529               -      61,479

Net (loss) for the year ended
December 31, 2002                      -      -             -       -       -          (296,552)  (296,552)

BALANCE, DECEMBER 31, 2002     5,000,000   $1,000   23,439,916  $24,389 $719,735      $(767,132)  $(21,908)

Net (loss) for the period ending
3/31/2003 (Unaudited)              -           -            -        -         -         (12,330)  (12,330)

BALANCE, MARCH 31, 2003        5,000,000   $1,000   23,439,916  $24,389  $719,835       $(779,462)  34,238)






                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                      (Formerly PRECOM TECHNOLOGY, INC.)
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
         AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                               MARCH 31, 2003
                                (Unaudited)
                                                              For the period
                                                            from September 1,
                                                     1996 (Date of Inception)
                                                                         to
                                                                    March 31,
                                          2003           2002            2003
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)                           $  (12,175)   $  ( 11,605)  $  (779,307)
Adjustments to reconcile net (loss)
  to net cash (used) by operating activities:
   Stock issued for merger expenses           -              -         14,179
   Stock issued for services                  -              -        305,028
   Depreciation                              469             -         1,405
Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable  1,940        11,605        17,081
       NET CASH (USED) BY
         OPERATING ACTIVITIES              (9,766)            -     (441,148)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment           -             -       (9,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock        -             -       425,017
    Advances by officer                      9,600            -        26,131
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                 9,600            -       451,148

NET INCREASE (DECREASE) IN CASH               (166)           -           188
CASH AT BEGINNING OF PERIOD                    354            -             -
CASH AT END OF PERIOD                     $    188     $      -       $   188

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
       Cash paid during the period for:
          Interest                        $      -    $       -      $     -
          Taxes                           $      -    $       -      $   250
SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:
Issuance of common stock for merger expenses $      -  $       -    $  14,179

Issuance of common stock for services     $        -   $       -    $ 305,028

Issuance of preferred stock for investment $       -  $        -    $   1,000

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


                 INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2003 AND 2002
                                  (Unaudited)

NOTE 2    CAPITAL STOCK (Continued)

Warrants

On April 6, 2002, the Company issued to Greenwich Financial Group, a holder of the Company's common stock, warrants to purchase 500,000 post split shares of the Company's common stock for $4.00 per share. The warrants expire on April 16, 2005. No warrants were exercised as of March 31, 2003.

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

Contingent Issuance

In connection with satisfaction of accounts payable through the issuance of the Company's common stock, the Company has a contingent liability to issue additional shares to two vendors based upon each vendor's proceeds realized through the sale of shares previously issued to that vendor. These additional shares were included in the S-8 Registration Statement filed by the Company with the SEC on December 4, 2002.

NOTE 3    DEVELOPMENT STAGE OPERATIONS

As of March 31, 2003, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

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

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $779,307, has negative stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate.


NOTE 5	AMOUNTS DUE SHAREHOLDER


The President of the Company has paid rent and other expenses on behalf of the Company totaling $35,731, which is reflected in Advances by Officer in the accompanying financial statements.



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

DATED: June _____, 2003


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


Date:  June _____, 2003
by:


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

Date:  June  , 2003                             _______________________
                                                Robert Hipple
                                                Chief Executive Officer