Form 10QSB/A
period 2003-03-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-07-21
CIK 1123195

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

Precom Technology, Inc.,
a Florida corporation

By: /s/ Robert J. Hipple
-------------------------
Robert J. Hipple
President CEO and CFO

DATED: June 27, 2003


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


Date:  June 27, 2003
by:

  /s/ Robert J. Hipple
___________________________
Robert J. Hipple
President and Chief Executive Officer


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

Date:  June 27, 2003                            __/s/ Robert Hipple_
                                                Robert Hipple
                                                Chief Executive Officer