Form 10QSB/A
period 2002-12-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-07-28
CIK 1123195

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




Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Fax & Phone (801) 572-3009


Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of International Trust & Financial Systems, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of International Trust & Financial Systems, Inc. (A Development Stage Company) as of December 31, 2002 and 2001 the results of its operations, shareholders' (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


/s/Randy Simpson CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
July 28, 2003
Sandy, Utah


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

                                                               For the Period
                                                            From September 1,
                                                                1996 (date of
                                                                Inception) to
                                                                 December 31,
                                            2002          2001           2002

REVENUE                                  $     -       $     _        $     _

EXPENSES
   General and administrative              51,971        45,214       155,926
    Development costs                      92,968             -       466,361
    Bad debt expense                      150,677             -       150,677
    Debt Forgiveness                                     (6,768)       (6,768)
    Depreciation                              936             -           936


    TOTAL EXPENSES                        296,552        45,214       773,900

NET (LOSS)                             $ (296,552)    $  (38,446)  $(767,132)






NET (LOSS) PER COMMON SHARE           $   ( .037)    $   (. 038)



WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             7,940,594      1,010,410









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

                                                               For the period
                                                            from September 1,
                                                     1996 (Date of Inception)
                                                                           to
                                                                 December 31,
                                              2002         2001          2002
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net (loss)                                $ (296,552)  $ (38,446) $ (767,132)
Adjustments to reconcile net (loss)
  to net cash (used) by operating activities:
    Stock issued for merger expenses             -              -      14,179
    Debt Forgiveness                             _        (6,768)      (6,758)
    Stock issued for services                 204,028           -     305,028
    Depreciation                                  936           -         936
    Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable (99,676)      45,214     12,309
       NET CASH (USED) BY
       OPERATING ACTIVITIES                  (191,264)           -  (441,148)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment           (9,346)           -    (9,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock       174,833           -    425,017
  Advances by officer                           26,131           -     26,131
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       200,964           -    451,148

NET INCREASE IN CASH                               354           -        354
CASH AT BEGINNING OF PERIOD                          -           -          -
CASH AT END OF PERIOD                          $   354      $    -    $   354

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
    Cash paid during the period for:
    Interest                                   $     -      $    -     $    -
    Taxes                                      $   100      $  150     $  250

SCHEDULE OF NON-CASH FINANCING
  ACTIVITIES:
Issuance of common stock for merger expenses    $    -      $    -    $14,179

Issuance of common stock for services        $ 204,028      $    -  $ 305,028

Issuance of preferred stock for investment   $   1,000      $    -   $  1,000

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

NOTE 10    FORGIVENESS OF DEBT

During 2001 the Company recorded a $6,768 reduction in expenses. This was due to forgiveness of such amount owed a previous director for travel and other Company related expenses paid for by such director

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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




Dated: July 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Robert Hipple          President and Director        July 28, 2003
--------------------------
Robert Hipple

  /s/ Nicholas M. Calapa     Director
---------------------------                                July 28, 2003
Nicholas M. Calapa

  /s/ Glenn Liddell          Director
---------------------------                                July 28, 2003
Glenn Liddell



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


Date:  July 28, 2003
by:

  /s/ Robert Hipple
___________________________
Robert Hipple
President, Chief Executive Officer and Chief Financial Officer


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.





                        CERTIFICATION PURSUANT TO
            SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
I, Robert Hipple, certify that:
1. I have reviewed this annual report on Form 10-KSB of International Trust & Financial Systems, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  July 28, 2003                         /s/ Robert Hipple
                                                Robert Hipple
                                                Chief Executive Officer