Form 10QSB/A
period 2003-06-30
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-08-12
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 for the quarterly period ended June 30, 2003

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

Yes    X    No _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the Company had 24,939,916 shares of Common Stock outstanding, $0.001 par value and no shares of preferred stock outstanding.


Transitional Small Business Disclosure Format (check one):

Yes         No    X__


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used in this report, the term "Company" refers to International Trust & Financial Systems, Inc., a Florida corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the financial statements for the year ended December 31, 2002 which are included in our Form 10-KSB/A filed with the Securities and Exchange Commission ("SEC") on July 28, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.




Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of International Trust & Financial Systems, Inc. (a development stage company) as of June 30, 2003, and the related statements of operations for the three and six months then ended and statements of stockholders' (deficit) and cash flows for the six months then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Trust & Financial Systems, Inc.

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

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses of $790,749, has a deficit stockholders' equity, and needs additional capital to finance operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


	/s/

Randy Simpson, CPA, P.C.
A Professional Corporation
August 11, 2003
Sandy, Utah



INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
June 30, 2003 AND 2002
(Unaudited)






TABLE OF CONTENTS

                                                         Page No.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT                      1

FINANCIAL STATEMENTS
       Balance Sheets                                       2

       Statements of Operations                             3

       Statement of Stockholders' (Deficit)                4-6

       Statements of Cash Flows                             7

       Notes to Financial Statements                       8-9
































INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
June 30, 2003 AND DECEMBER 31, 2002



                                                   June 30,   December 31,
                                                       2003          2002
                                                (Unaudited)         (Audited)

                                      ASSETS
CURRENT ASSETS
 Cash                                                      -             354
       TOTAL CURRENT ASSETS                                -             354
PROPERTY AND EQUIPMENT, NET                            7,473           8,410
OTHER ASSETS                                               -           1,000
TOTAL ASSETS                                   $       7,473        $   9,764


        LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES

            Accounts payable                      $    7,535        $ 5,541
            Other Current Liabilities                 45,913         26,131

            TOTAL CURRENT LIABILITIES                 53,448         31,672


STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $ 0.001 per share
     Authorized 10,000,000 shares. No shares
     outstanding @ June 30, 2003                    -          1,000
  Common stock, par value $ 0.001 per share
     Authorized 50,000,000 shares
     Issued and outstanding - 24,939,916 shares
     @ June 30, 2003                                  24,939         24,389
  Paid in capital in excess of par value of stock     719,835       719,835
  Deficit accumulated during the development stage    790,749)      (767,132)

           TOTAL STOCKHOLDERS' (DEFICIT)              (45,975)       (21,908)

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                             $    7,473     $    9,764


INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
JUNE 30, 2003
(UNAUDITED)


INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO JUNE 30,
2003

(UNAUDITED)


                                                               For the Period
                                                                      From
                     Three Months Ended  Six Months Ended   September 1, 1996
                          June 30             June 30      Date of Inception)
                        2003      2002    2003      2002     to June 30, 2003

REVENUE               $-          $-       $-        $-              $6,768

EXPENSES

General and administrative
  expenses             10,877   33,622    22,681    45,227          178,606
Development costs                                                   466,361
Bad debt expense                                                    150,677
Depreciation              468        -       937         -            1,873

 TOTAL EXPENSES        11,345   33,622    23,617     45,227         797,517

NET (LOSS)          $(11,345)  $(33,622) $(23,617) $(45,227)     $(790,749)


NET LOSS PER COMMON SHARE
Basic and diluted    $(0.001)   $(0.001)    $(0.001)    $(0.001)

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUT-
   STANDING
Basic and diluted  24,392,972  23,804,131  24,389,916  46,804,131



                             INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                FOR THE PERIOD FROM SEPTEMBER 1, 1996
                                 (DATE OF INCEPTION) TO JUNE 30, 2003
                                                (UNAUDITED)

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

                           See Accompanying Notes and Independent Auditor's Report

                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO June 30, 2003
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

                           See Accompanying Notes and Independent Auditor's Report


                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO June 30, 2003
                                                                      Paid in        Deficit
                                                                      Capital in     Accumulated
                                                                      Excess of      during the
                                                                      Par Value      Development
                                Preferred Stock      Common Stock     of Stock          Stage        Total
                                Shares    Amount    Shares    Amount
April 2002- Shares issued for
conversion of debt                  -         -   1,015,406     1,015   100,526              -     101,541

April 2002-preferred shares issued
for interest in venture fund   5,000,000   1,000         -         -         -               -       1,000

May 2002-shares issued
for services                           -       -   1,326,250    1,326   57,909               -      59,235

September 2002- shares issued
for debt                               -       -   1,750,000    1,750   71,542               -      73,292

October 2002- shares issued
for services                           -       -   18,287,850  18,288   65,026               -      83,314

December 2002- shares issued
for services                           -       -      950,000     950   60,529               -      61,479

Net (loss) for the year ended
December 31, 2002                      -      -             -       -       -          (296,552)  (296,552)

BALANCE, DECEMBER 31, 2002     5,000,000   $1,000   23,439,916  $24,389 $719,735      $(767,132)  $(21,908)

Net (loss) for the period ending
3/31/2003 (Unaudited)              -           -            -        -         -         (12,330)  (12,330)

BALANCE, June 30, 2003             -       $   -    24,939,916  $24,389  $719,835       $(790,749)  (45,975)



                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
     AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
                                  JUNE 30, 2003
                                 (UNAUDITED)
                                                               For the period
                                                               From September
                                            Six Months       1, 1996 (Date of
                                          Ended June 30,        Inception) to
                                       2003         2002         June 30,2003

CASH FLOWS USED BY
   OPERATING ACTIVITIES            $  (20,686)  $  (161,876)     $  (450,948)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment        -             -           (9,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  550        161,876          425,017
 Advances by officer                   19,782              -           35,277

NET CASH PROVIDED BY FINANCING         20,332              -          460,294

NET INCREASE (DECREASE) IN CASH         (354)              -                -

CASH AT BEGINNING OF PERIOD              354               -                -

CASH AT END OF PERIOD               $      -        $      -        $       -

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Cash paid during the period for:

          Interest                 $      -        $      -        $       -


          Taxes                    $      -        $      -        $     150

SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:

  Issuance of common stock
     for merger expenses          $      -         $      -        $   14,179

  Issuance of common stock
     for services                 $    550         $ 59,009        $  306,000




INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 1      DEVELOPMENT STAGE OPERATIONS

As of June 30, 2003, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned
principal activities have not   commenced, or have commenced and have not yet
produced significant revenue.   The Company expensed $433,361 of development
costs for the period from September 1, 1996 (date of inception) to June 30, 2003.

NOTE 2      CAPITAL STOCK
Preferred Stock
By agreement dated June 30, 2003, the Company agreed with Prospect Venture Partners, LLC to cancel the Subscription by the Company for an interest in the Prospect Capital Venture Fund, and to the cancellation of 5 million shares of previously issued Class A convertible preferred shares. This transaction is reflected in the June 30, 2003 financial statements.

Common Stock
Effective June 30, 2003, the Company issued additional shares of its common stock, as follows:

     Greenwich Financial Group            250,000 shares
     Interstate Transfer Company          200,000 shares
     Gregg Jaclin                          20,000 shares
     Richard Anslow                        80,000 shares

The shares issued to Interstate Transfer Company, Gregg Jaclin and Richard Anslow are shares issued pursuant to previous agreements satisfying outstanding expenses owed to them, with the issuance of shares to continue until such time as the amounts due have been paid in full. The satisfaction of the outstanding liabilities was reported in the Fourth Quarter of 2002, and the issuance of the shares did not affect expenses for the Quarter. The shares issued to Greenwich Financial group were issued in satisfaction of previous commitments arising out of the acquisition of an interest in the company by CGI International Holdings, Inc., which was later rescinded. All shares were recorded at par value.

NOTE 3      GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $790,749, has a stockholders' (deficit) and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's
ability to continue as a going concern.            Management's plans to
eliminate the going concern situation include, but are not limited to, seeking a merger candidate.

INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002
(UNAUDITED)

NOTE 4     AMOUNTS DUE SHAREHOLDER

During 2002, the Company's President paid rent and other expenses on behalf of the Company totaling $26,131. During the first and second quarter of 2003, the President paid rent on behalf of the Company in the amount of $19,200. The amount due him at June 30, 2003 is $45,481 which is included in the Other Current Liabilities.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

The Company had no operations in the second quarter of 2003 and its sole business model since early 2000 has been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. In addition, as of the most recent quarter ending June 30, 2003, we have incurred cumulative net losses of $790,102 from inception. We have abandoned all further development activities and have minimal assets as of June 30, 2003. These factors raise doubt as to our ability to continue as a going concern. Management's plans to eliminate the going concern situation include but are not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs requires consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction becomes a possible and foreseeable solution.

The Company incurred general and administrative expenses of $10,877 during the second quarter of 2003, resulting in a loss for the quarter of $11,345 and a cumulative loss of $790,749. Included in the total loss was a loan in the amount of $150,791 made during 2002 to CGI International Holdings, Inc., former parent of the Company, which was written off as uncollectible in 2002.

Currently the Company does not have sufficient resources to meet the Company's cash requirements. The Company is current seeking to raise additional capital through various vehicles including but not limited to acquisitions of other business concerns, private stock placements, or public offerings.

On June 18, 2003, the Company issued a press release announcing that it was in merger discussions with Clear Wire Networks, Inc. of Dallas, Texas. A Merger Agreement was executed on June 18, 2003 calling for the merger of Clear Wire Networks, Inc. into the Company. The press release is furnished as
Exhibit 99.3 to this Form 10-QSB.

Effective June 19, 2003 the Company was delisted from the OTC Bulletin Board for failure to comply with NASD Rule 6530. The Company's stock continued to trade on the Over The Counter Pink Sheets. Effective August 1, 2003, the Company's common stock was reinstated to the OTC:BB.

As a result of the delisting of the Company's common shares from the OTC BB effective June 19, 2003, the merger was postponed, however. Merger discussions have continued and with the relisting of the Company's shares on the OTC BB effective August 1, 2003, it is anticipated that a new Merger Agreement will be signed shortly, with an anticipated closing date prior to August 15, 2003.

There are no preferred shares currently outstanding. By agreement dated June 30, 2003, the Company agreed with Prospect Venture Partners, LLC to cancel the Subscription by the Company for an interest in the Prospect Capital Venture Fund, ("PCVF"), and to the cancellation of 5 million shares of Series B convertible preferred shares. The Company assigned its interest in PCVF to International Financial Concierge Services, Inc., a Florida corporation, which is controlled by the President of the Company, in exchange for the cancellation of the 5 million shares of Series B convertible preferred shares. A copy of the Assignment and Assumption Agreement, dated June 30, 2003, is attached as Exhibit 99.4 to this report.

Effective June 30, 2003, the Company issued additional shares of its common stock, as follows:

     Greenwich Financial Group            250,000 shares
     Interstate Transfer Company          200,000 shares
     Gregg Jaclin                          20,000 shares
     Richard Anslow                        80,000 shares

The shares issued to Interstate Transfer Company, Gregg Jaclin and Richard Anslow are shares issued pursuant to previous agreements satisfying outstanding expenses owed to them, with the issuance of shares to continue until such time as the amounts due have been paid in full. The satisfaction of the outstanding liabilities was reported in the Fourth Quarter of 2002, and the issuance of the shares did not affect expenses for the Quarter. The shares issued to Greenwich Financial group were issued in satisfaction of previous commitments arising out of the acquisition of an interest in the company by CGI International Holdings, Inc., which was later rescinded.

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

None

Item 5.  Other information.

None

Item 6.  Exhibits and reports on Form 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

International Trust & Financial Systems, Inc.
a Florida corporation

By: /s/ Robert Hipple
-------------------------
Robert Hipple
President, CEO and CFO

DATED: August 11, 2003


INDEX TO EXHIBITS

EXHIBIT NO.   PAGE NO.    DESCRIPTION

     3.1* Articles of Incorporation, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

     3.2* Bylaws, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer, for the period ending June 30, 2003

     99.2 Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

     99.3 Press Release, dated June 18, 2003, announcing the merger between the Company and Clear Wire Networks, Inc.

     99.4 Assignment and Assumption Agreement between the Company and Concilium Prospect Capital Partners, L.P., Concilium Prospect Ventures II, L.L.C., and International Financial Concierge Services, Inc.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.


CERTIFICATION OF CHIEF EXECUTIVE OFFICER &
CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC. (the "Company") for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert Hipple, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 11, 2003
by:

      /s/ Robert Hipple
___________________________
Robert Hipple
President and Chief Executive Officer


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

Date:  August 11,2003                            __/s/ Robert Hipple____
                                                Robert Hipple
                                                Chief Executive Officer


INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC. ANNOUNCES MERGER

6/18/2003 7:48:00 PM

LAKE WORTH, Fla., Jun 18, 2003 /PRNewswire-FirstCall via COMTEX/ -- International Trust & Financial Systems, Inc. (OTC Bulletin Board: ITFIE)
(ITFI) Announced today that it has entered into a Merger Agreement with Clear Wire Networks, Inc. of Dallas, Texas. Under the terms of the Merger Agreement, ITFI will be the surviving corporation and will change its name to Altius Technology Corporation, Inc. Specific terms of the merger were not disclosed. The merger has been approved by the Boards of Directors of both corporations, and will be submitted to a vote of the shareholders of Clear Wire in the near future. The merger is expected to close by June 30, 2003.

Clear Wire Networks, Inc. is a business venture formed by VIDA Technologies, Inc., of Allen, Texas, and Infinite Technology Corporation (OTC Pink Sheets:
ITCJ), of Dallas, Texas. VIDA Technologies, Inc. specializes in the development and design of communications equipment including fiber optic multiplexers and fiber-to-the-home customer premise equipment. The company is currently working on an all IP digital set top box design. Vida Technologies, Inc. brings over 25 years of experience in integrating voice, data and video fiber optic equipment solutions. Infinite Technology Corporation is a semi-conductor system-on-chip and technology company based in Dallas.

After the merger, Altius Technology Corporation, as the surviving company, will manufacture and sell fiber-to-the-home and other fiber optic customer premises equipment for customers in Asian and US markets.


Cautionary Statement Regarding Forward Looking Statements

Certain information included in this communication contains statements that are forward looking, within the meaning of the Private Securities Litigation Act of 1995. These forward looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual operations or results to differ materially from those anticipated. Investors and prospective investors are cautioned about relying on such forward looking statements, because other significant factors might affect the Company's actual results, and in the future are likely to affect the Company's actual results and cause the actual results to differ materially from those expressed in any such forward looking statement.

SOURCE  International Trust & Financial Systems, Inc.

Robert Hipple of International Trust & Financial Systems, Inc.,

1-801-232-3974

(ITFIE ITCJ)

Copyright (C) 2003 PR Newswire.  All rights reserved.


ASSIGNMENT AND ASSUMPTION AGREEMENT

THIS AGREEMENT is made and entered into as of the 30th day of June, 2003, between and among International Trust & Financial Systems, Inc., a Florida corporation formerly known as Precom Technology, Inc. ("ITFI"), Concilium Prospect Capital Partners, L.P. a Delaware limited partnership (the "Partnership"), Concilium Prospect Ventures II, L.L.C., a Delaware limited liability company (the "General partner"), and International Financial Concierge Services, Inc., a Florida corporation ("IFCS").

WHEREAS, the General partner is the general partner of the Partnership as provided in the Limited Partnership Agreement of Concilium Prospect Capital partners, L.P. dated as of June 30, 2002; and

WHEREAS, ITFI subscribed as a limited partner in the Partnership by Subscription Agreement for Concilium Prospect Capital Partners, L.P. dated June 30, 2002; and

WHEREAS, ITFI desires to withdraw from the Partnership and assign its partnership interest to IFCS, and the parties hereto are in agreement on the transfer and assignment to IFCS;

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are expressly acknowledged and agreed to by the parties, the parties hereto hereby agree as follows:

1. ASSIGNMENT AND ASSUMPTION. ITFI hereby transfers, conveys and assigns its interest as a limited partner in the Partnership to IFCS, effective June 30, 2003, and IFCS hereby accepts the assignment and conveyance of the limited partnership interest in the Partnership, effective June 30, 2003. IFCS agrees to assume all responsibility for its interest as a limited partner in the partnership and hereby adopts the Limited Partnership Agreement. IFCS agrees to execute and deliver hereafter such agreements, documents and other writings as are necessary to carry out the intent of this Agreement.

2. CONSENT TO ASSIGNMENT. The Partnership and the General Partner hereby consent and agree to the assignment of the limited partnership interest of ITFI to IFCS, to the withdrawal of ITFIU as a limited partner in the partnership, and to the admission of IFCS as a substitute limited partner in the Partnership effective June 30, 2003.

3. CONSIDERATION TO THE PARTNERSHIP. As consideration for the admission of IFCS as a substitute limited partner in the Partnership and the release of IFTI as a limited partner, IFCS shall issue Five Million (5,000,000) shares of its preferred stock to the Partnership, with the preferred stock having the same rights and preferences as the Series B Preferred Stock issued to the Partnership by IFTI on June 30, 2002.

4. CANCELLATION OF SERIES B PREFERRED SHARES. The Series B Preferred Shares issued by ITFI to the Partnership are hereby deemed to be cancelled, void and of no further force and effect, effective on the execution of this Agreement by all parties and the substitution of IFRCS as a limited partner in the Partnership in place of ITFI.

5. TERMINATION OF INTEREST OF ITFI. Effective with the execution of this Agreement by all parties, ITFI shall cease to be a limited partner in the Partnership, and shall have no further rights, interest, benefits or liabilities as a limited partner in the Partnership or under the Series B Preferred Shares issued to the Partnership on June 30, 2002.

6. APPLICABLE LAW. This Agreement and the rights and obligations of the parties hereto shall be interpreted and enforced in accordance with and governed by the laws of Delaware applicable to agreements made and to be performed wholly within that jurisdiction.

7. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof, and there are no representations, covenants or other agreements except as stated or referred to herein.

8. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute a single instrument. Facsimile signatures shall be treated for all purposes as original signatures on any counterpart.
IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

CONCILIUM PROSPECT CAPITAL PARTNERS, L.P.

By: General Partner, Concilium Prospect Ventures II, LLC

By:  ___/s/ John Barry____________
        Managing Member

CONCILIUM PROSPECT VENTURES II, LLC


By:  ___/s/ John Barry_____________
        Managing Member


INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.


By:  ___/s/ Robert Hipple___________
        Chairman and CEO

INTERNATIONAL FINANCIAL CONCIERGE SERVICES, INC.


By:  ___/s/ Robert Hipple____________
        Chairman and CEO
See Accompanying Notes and Independent Accountant's Review Report.