Form 10QSB
period 2003-09-30
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2003-11-21
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 Or 15(D) Of the Securities Exchange Act Of 1934 for the quarterly period ended September 30, 2003

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

1024 S. Greenville Avenue
Suite 240
Allen, Texas 75002
                   (Address of Principal Executive Offices)


                                (214) 236-8480
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the Company had 29,660,776 shares of Common Stock outstanding, $0.001 par value and 2,870,000 shares of convertible, voting preferred stock outstanding, $0.001 par value.


Transitional Small Business Disclosure Format (check one):

Yes         No    X__


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

BASIS OF PRESENTATION

As used in this report, the term "Company" refers to International Trust & Financial Systems, Inc., a Florida corporation, unless otherwise indicated. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the financial statements for the year ended December 31, 2002 which are included in our Form 10-KSB/A filed with the Securities and Exchange Commission ("SEC") on July 28, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.



Randy Simpson CPA, P.C.
11775 South Nicklaus Road
Sandy, Utah 84092
Phone (801) 572-3009
Fax (801) 606-2895

Board of Directors and Stockholders
International Trust & Financial Systems, Inc.
(A Development Stage Company)


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of International Trust & Financial Systems, Inc. (a development stage company) as of September 30, 2003, and the related statements of operations for the three and nine months then ended and statements of stockholders' (deficit) and cash flows for the nine months then ended, in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of International Trust & Financial Systems, Inc.
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.
Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses of $919,774, has no stockholders' equity, and needs additional capital to finance operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

	/s/

Randy Simpson, CPA, P.C.
A Professional Corporation
November 20, 2003
Sandy, Utah
























INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)




TABLE OF CONTENTS

                                                                  Page No

INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                1

FINANCIAL STATEMENTS
       Balance Sheets                                                 2

       Statements of Operations                                       3

       Statement of Stockholders' (Deficit)                         4-6

       Statements of Cash Flows                                       7

       Notes to Financial Statements                              8 - 9










INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
September 30, 2003 AND DECEMBER 31, 2002



                                         September 30,         December 31,
                                             2003                  2002
                                          (Unaudited)            (Audited)

ASSETS
CURRENT ASSETS                                  $                     $
    Cash                                        -                         354
      TOTAL CURRENT ASSETS                      -                         354
PROPERTY AND EQUIPMENT, NET                    -                       8,410
OTHER ASSETS                                    -                       1,000
TOTAL ASSETS                            $       -                   $   9,764

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

            Accounts payable           $       -                   $   5,541
            Other Current Liabilities          -                      26,131

            TOTAL CURRENT LIABILITIES          -                      31,672

STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $ 0.001        2,870
  per share Authorized 10,000,000 shares.
  2,870,000 shares outstanding
  @ September 30, 2003                                                1,000

  Common stock, par value $ 0.001
  per share Authorized 50,000,000 shares
  Issued and outstanding   29,660,776
  shares @ September 30, 2003               29,661                   24,389
Paid in capital in excess of par value
of stock                                   887,243                  719,835
Deficit accumulated during the
development stage                         (919,774)                (767,132)

   TOTAL STOCKHOLDERS' (DEFICIT)                -                   (21,908)

  TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                         $    -                    $   9,764



       See Accompanying Notes and Independent Auditor's Report







INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2003
(UNAUDITED)

                                                                                       For the Period from
                                    Three Months Ended          Nine Months Ended        September 1, 1996
                                        September 30              September 30       Date of Inception) to
                                     2003         2002          2003          2002      September 30, 2003


REVENUE                            $    -      $    -         $     -       $    -            $     6,768

EXPENSES

General and Administrative
     Expenses                     121,552      30,895          144,232      76,122                300,158
Development Costs                                                                                 466,361
Bad debt expense                              150,677                      150,677                150,677
Loss on disposition
    of equipment                    7,473                       7,473                               7,473
Depreciation                                     468              937          468                  1,873

TOTAL EXPENSES                    129,024     182,040         152,642      227,267                926,542

NET (LOSS)                 $     (129,024)  $(182,040)    $  (152,642)  $ (227,267)         $    (919,774)

NET LOSS PER COMMON SHARE
Basic and diluted        $         (0.004)  $  (0.046)    $    (0.006)  $   (0.085)

Weighted Average
  Common Shares
  Outstanding                  28,873,966   3,985,399      25,884,599      2,668,597

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

                           See Accompanying Notes and Independent Auditor's Report


                                INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                     (Formerly PRECOM TECHNOLOGY, INC.)
                                 STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                         FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION)
                                            TO June 30, 2003
                                                                      Paid in        Deficit
                                                                      Capital in     Accumulated
                                                                      Excess of      during the
                                                                      Par Value      Development
                                Preferred Stock      Common Stock     of Stock          Stage        Total
                                Shares    Amount    Shares    Amount
April 2002- Shares issued for
conversion of debt                  -         -   1,015,406     1,015   100,526              -     101,541

April 2002-preferred shares issued
for interest in venture fund   5,000,000   1,000         -         -         -               -       1,000

May 2002-shares issued
for services                           -       -   1,326,250    1,326   57,909               -      59,235

September 2002- shares issued
for debt                               -       -   1,750,000    1,750   71,542               -      73,292

October 2002- shares issued
for services                           -       -   18,287,850  18,288   65,026               -      83,314

December 2002- shares issued
for services                           -       -      950,000     950   60,529               -      61,479

Net (loss) for the year ended
December 31, 2002                      -      -             -       -       -          (296,552)  (296,552)

BALANCE, DECEMBER 31, 2002     5,000,000   $1,000   23,439,916  $24,389 $719,735      $(767,132)  $(21,908)

Cancellation of preferred shares
(Unaudited)                  (5,000,000)  $(1,000)                                                $(1,000)

June 30, 2003 Issue of shares
(Unaudited)                                            550,000      550       -                    $  550

                           See Accompanying Notes and Independent Auditor's Report


July 18, 2003 issue of
preferred shares              2,870,000     2,870                        119,799                  122,669
(Unaudited)

July 18, 2003 issue of
common shares                                        4,720,860    4,722   47,609                   52,331
(Unaudited)

Net (loss) for the nine months ending
September 30, 2003 (Unaudited)                                                         (152,642)  (152,642)

BALANCE, SEPTEMBER 30,
 2003                         2,870,000    $ 2,870  29,660,776   $29,661  $887,243    $ (919,774)    $   0










        See Accompanying Notes and Independent Auditor's Report







INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
AND FOR THE PERIOD FROM SEPTEMBER 1, 1996 (DATE OF INCEPTION) TO
SEPTEMBER 30, 2003
(UNAUDITED)
                                                              For the period
                                                             From September
                                         Nine Months        1, 1996 (Date of
                                     Ended September 30,       Inception) to
                                     2003         2002     September 30,2003

CASH USED IN
   OPERATING ACTIVITIES         $ (149,223)   $ 91,092)          $  (450,948)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment      -       (9,239)               (9,346)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of capital
 stock                             175,000      174,833              913,933
Advances by officer               (26,131)     (73,292)                    -

NET CASH PROVIDED BY FINANCING    148,869       101,541                   -

NET INCREASE (DECREASE) IN CASH      (354)        1,210                    -

CASH AT BEGINNING OF PERIOD           354             -                    -

CASH AT END OF PERIOD            $      -     $   1,210             $      -

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

  Cash paid during the period for:

          Interest              $      -     $       -              $      -

          Taxes                $       -     $       -              $    150

SCHEDULE OF NON-CASH FINANCING
   ACTIVITIES:

Issuance of common stock for
   merger expenses            $        -    $       -               $  14,179

Issuance of common stock for
   Services                   $       550   $  59,334              $  305,678

Issuance of common stock for
   debt assumption            $   175,000   $ 174,833             $   349,833




               See Accompanying Notes and Independent Auditor's Report






INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

NOTE 1      DEVELOPMENT STAGE OPERATIONS

  As of September 30, 2003, the Company was in the development stage of operations. A development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have
not yet produced significant revenue.   The Company expensed $466,361 of
development costs for the period from September 1, 1996 (date of inception) to September 30, 2003. During the Third Quarter, the Company entered into a Merger Agreement with Clear Wire Technologies, Inc. of Dallas, Texas, as a result of which Clear Wire would merge into the Company. A total of 4,720,860 shares of the Company's common stock and 2,870,000 shares of Series A voting, convertible preferred shares were issued under the Merger Agreement to the principal shareholders of Clear Wire Technologies, representing control of the Company, for assumption of all outstanding liabilities of the Company. Final closing of the merger was dependent on Clear Wire's ability to secure additional operational capital to satisfy certain obligations and for working capital. Final closing was scheduled for September 20, 2003, but was later extended to October 20, 2003. Clear Wire was unable to raise the additional capital required, and the Company concluded that the merger with Clear Wire should be abandoned. In its place, the Company has begun discussing a letter of intent for a merger with a Houston, Texas based manufacturer of explosion proof air conditioning systems for hazardous sites, and the transfer of the 4,720,860 shares of common stock and 2,870,000 shares of voting, convertible preferred stock to be transferred to the principals of the new company, for assumption of the Company obligations assumed but unpaid by Clear Wire.

NOTE 2      CAPITAL STOCK
Preferred Stock
By agreement dated June 18, 2003, amended August 5, 2003 and September 24, 2003, the Company agreed with Clear Wire Technologies, Inc. to issue a total of 4,720,860 shares of the Company's common stock and 2,870,000 shares of Series A voting, convertible preferred shares in exchange for the agreement by Clear Wire to assume and satisfy a total of $175,000 in obligations of the Company as part of a proposed merger. The Series A preferred shares are each convertible into forty shares of common stock of the Company, and have voting power equal to their converted common share equivalents. This transaction is reflected in the September 30, 2003 financial statements.

Common Stock
During July, 2003, as part of the proposed merger with Clear Wire, the Company issued additional shares of its common stock, as follows:

     Infinite Technology Corporation   2,360,430 shares
     Vida Technologies Corp.           2,360,430 shares

NOTE 2 CAPITAL STOCK (continued)

Infinite Technology and Vida Technologies are the equal owners of Clear Wire Technologies, Inc., the proposed merger partner with the Company under the Merger Agreement dated June 18, 2003.


NOTE 3      GOING CONCERN

    These financial statements are presented on the basis that the Company is
a going    concern.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $919,774, has no stockholders' equity and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.
    Management's plans to eliminate the going concern situation include, but are not limited to, seeking a merger candidate.


NOTE 4     AMOUNTS DUE SHAREHOLDER

During 2002, the Company's former President paid rent and other expenses on behalf of the Company totaling $26,131. During the first and second quarters of 2003, the former President paid additional rent and other expenses on behalf of the Company in the amount of $19,200. The amount due the former President at June 30, 2003 was $45,481 which was included in the Other Current Liabilities. This liability was assumed by Clear Wire Technologies as part of the merger transaction with the Company, and the shares of common stock and preferred stock of the Company issued during the third quarter were issued in consideration for this assumption. Following the decision not to pursue the merger with Clear Wire after it was unable to raise the required working capital by October 20, 2003, this liability will be assumed by the new potential merger partner. As a result of this transaction, all of the liabilities of the Company have been removed from the September 30, 2003 financial statements.


Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS
---------------------

The Company had no operations in the third quarter of 2003 and its sole business model since early 2000 has been to identify, acquire or merge with a viable business operation. Management made numerous efforts to pursue the Company's original business plan and to raise capital to operate the business. Unfortunately the equity markets underwent significant turmoil and uncertainty over the past two years. As a result, our ambitious plans for a capital intensive business were unsuccessful and our capital needs could not be realized. Accordingly we abandoned our original business plan and began to look for potential acquisition candidates. In addition, as of the most recent quarter ending September 30, 2003, we have incurred cumulative net losses of $919,774 from inception. We have abandoned all further development activities and have no assets as of September 30, 2003. These factors raise doubt as to our ability to continue as a going concern. Management's plans to eliminate the going concern situation include but are not limited to seeking a merger or acquisition candidate. A mature and businesslike evaluation of our affairs requires consideration of the foreseeable possibility of business failure. Accordingly, a reverse acquisition transaction or other merger transaction becomes a possible and foreseeable solution.

The Company incurred general and administrative expenses of $121,552 during the third quarter of 2003, resulting in a loss for the quarter of $129,024 and a cumulative loss of $152,642 for the full year to date. Currently the Company does not have sufficient resources to meet the Company's cash requirements. The Company is current seeking to raise additional capital through various vehicles including but not limited to acquisitions of other business concerns, private stock placements, or public offerings.

On June 18, 2003, the Company issued a press release announcing that it was in merger discussions with Clear Wire Networks, Inc. of Dallas, Texas. A Merger Agreement was executed on June 18, 2003 calling for the merger of Clear Wire Networks, Inc. into the Company. The press release was furnished as Exhibit 99.3 to the Form 10-QSBA filed with the SEC on August 12, 2003.

As part of the merger process, 4,720,860 shares of the common stock of the Company and 2,870,000 shares of the voting, convertible Series A preferred stock of the common were issued to the controlling owners of Clear Wire Technologies, Inc. and certain officers and directors of those shareholders. As a result, control of the Company was transferred to the Clear Wire partners, and on August 18, 2003, the following were appointed as the directors and officers of the Company, effective immediately and until the next annual meeting or until their successors are duly elected:

		Tim B. Smith	Chairman and Director
		John Schoenfeld	CEO and Director
Todd Grassi		President
David Pells		Secretary

At the same time, the new Board determined to relocate the principal offices of the Company to Allen, Texas, a suburb of Dallas, Texas.

Effective June 19, 2003 the Company was delisted from the OTC Bulletin Board for failure to comply with NASD Rule 6530. The Company's stock continued to trade on the Over The Counter Pink Sheets. Effective August 1, 2003, the Company's common stock was reinstated to the OTC Bulletin Board. As a result of the delisting of the Company's common shares from the OTC BB effective June 19, 2003, the merger was postponed; however. Merger discussions continued with the relisting of the Company's shares on the OTC BB effective August 1, 2003, and an Amendment to the Merger Agreement was signed on August 5, 2003, with an anticipated closing on September 20, 2003. On September 20, 2003, the closing date was extended to October 20, 2003 to allow additional time for Clear Wire Networks to raise the capital needed under the Merger Agreement. On the failure of Clear Wire to raise the required capital, the merger was then cancelled, and a letter of intent is now being negotiated for a new merger with an unrelated Houston company engaged in the manufacture and sale of specialized explosion proof air conditioning systems.


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

By:
-------------------------
Tim B. Smith
President, CEO and CFO

DATED: November _____, 2003


INDEX TO EXHIBITS

EXHIBIT NO.	PAGE NO.	DESCRIPTION

     3.1* Articles of Incorporation, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

     3.2* Bylaws, as amended, incorporated by reference to the Registrant's Form 8-K12g3, filed on September 12, 2000.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer, for the period ending September 30, 2003

     99.2 Certification Pursuant to Section 302(A) of the Sarbanes-Oxley Act of 2002

     99.3* Press Release, dated June 18, 2003, announcing the merger between the Company and Clear Wire Networks, Inc.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.


CERTIFICATION OF CHIEF EXECUTIVE OFFICER &
CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC. (the "Company") for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Tim B. Smith, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November _____, 2003
by:


___________________________
Tim B. Smith
Chief Executive Officer


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

I, Tim B. Smith, certify that:

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

Date:  November ___, 2003 				_______________________
                                                Tim B. Smith
                                                Chief Executive Officer