Form 10KSB
period 2003-12-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2004-04-14
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO.  000-31507

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
               (Exact name of issuer as specified in its charter)


                FLORIDA                                 06-1588136
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

      9103 EMMOTT ROAD, BUILDING 6, SUITE A, HOUSTON, TEXAS     77040
           (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (713) 466-6585

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
                                        COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                                    (Title of class)

           1024 SOUTH GREENVILLE AVENUE, SUITE 240, ALLEN, TEXAS 75002
                               (Previous Address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for its most recent fiscal year: $ 0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2004: $3,653,600

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 29, 2004: 33,464,901 shares.

     Documents  incorporated  by  reference:  None.

                                TABLE OF CONTENTS


Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Description of Property.. . . . . . . . . . . . . . . . . . . . . . .6
Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 4.   Submission of Matters to a Vote of Security
          Holders.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 5.   Market for Common Equity and Related Stockholder
          Matters.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
Item 6.   Management's Discussion and Analysis or Plan of Operation.. . . . . .8
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .8
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . .9
Item 8A.  Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . 10
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.. . . . . . . . . 10
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 13
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.. . . . . . . . . . . . . . . . . . . . 14
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . 14
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 14
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . 15
Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .F-2

                                     PART I

ITEM 1.     BUSINESS.

     Statements in this Form 10-KSB Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-KSB Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report.

COMPANY OVERVIEW

     Prior to 2002, we were a blind pool whose sole business plan and direction was to identify and merge with an operating business. During 2002 we entered into two separate transactions to acquire operating businesses. Both acquisitions proved not to be profitable and were terminated. During 2002 and 2003, we continued our efforts to identify and merge with an operating business and entered into several agreements and transactions to accomplish that goal.

     We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc. On April 18, 1997, we changed our name to Jet Vacation, Inc. On May 11, 1998 we changed our name to Precom Technology, Inc. On October 12, 2002 we again changed our name, this time to International Trust & Financial Systems, Inc. Although we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan.

     In accordance with Florida law, our board of directors unanimously voted on August 13, 2002 to amend our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002.

CHANGE IN CONTROL

     On January 19, 2004, a change in control occurred as the result of the acquisition of our capital stock of the Registrant by Wilbert H. Marmion and Steven F. Owens.

     Pursuant to that certain Purchase and Escrow Agreement dated November 12, 2003, by and between us and Wilbert H. Marmion, and J. Bennett Grocock, P.A., on January 19, 2004, Mr. Marmion acquired 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock. All of the common and preferred shares acquired by Mr. Marmion carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. On January 19, 2004, Mr. Owens acquired 2,999,855 shares of our free-trading common stock.

     Additionally, with the consummation of the stock purchase transactions, Tim
B. Smith and David A. Pells resigned their positions as our officers and directors. Wilbert H. Marmion was elected our sole director of the Registrant in their place and stead.

     As of the date of this Annual Report, we have not yet determined our business plan of operations going forward after the change of control.

SUBSEQUENT EVENT

     On February 24, 2004, Wilbert H. Marmion, our sole director, appointed Ellen Raidl and John Royston to serve as directors alongside Wilbert H. Marmion. Ms. Raidl and Mr. Royston were also elected our officers. Consequently, as of the date of this Annual Report, we have the following officers:

--------------------------------------------------------------------------------
                 OFFICE                                      NAME
                 ------                                      ----
------------------------------------------  ------------------------------------
   President and chief executive officer               Wilbert H. Marmion
------------------------------------------  ------------------------------------
         Secretary and treasurer                          Ellen Raidl
------------------------------------------  ------------------------------------
              Vice president                             John Royston
--------------------------------------------------------------------------------
     Mr. Marmion and Mrs. Raidl are married

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.
Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

EMPLOYEES

     Currently, we have approximately three (3) employees. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK  FACTORS

RISKS RELATING TO OUR BUSINESS

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

     To date, our efforts have been devoted primarily to the following:

-    Organizational activities;

-    Developing a business plan;

-    Obtaining funding;

- Conducting research and working toward the ultimate successful development of our products and services.

     We cannot assure our stockholders that our proposed business plans as described in this Annual Report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. Without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

IF WE ARE UNABLE TO GENERATE MARKET ACCEPTANCE FOR OUR PRODUCTS AND SERVICES, WE WILL BE UNABLE TO GENERATE SUFFICIENT REVENUES TO MEET OUR EXPENSES.

     The profit potential of our business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance and recognition by our customers. There can be no assurance that our products and services will achieve broad market acceptance. No assurance can be given that our business model will be successful or that it can sustain revenue growth and maintain sufficient gross margins. No assurance can be given that our products and services will achieve market acceptance by consumers and or businesses or provide acceptable gross margins. Failure to do so may force us to cease our operations.

DEPENDENCE ON KEY EMPLOYEES.

     Our future financial success depends to a large degree upon the personal efforts of our key personnel. In our formative period as a new enterprise, our current officers and directors have played the major roles in developing our business strategy and technology. The loss of the services of any of these persons could have an adverse effect on our business and our chances for profitable operations.

     While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although our management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

WE MAY FACE SIGNIFICANT COMPETITION.

     The industry in which we compete is highly fragmented. We believe there are many small, local competitors who are both better funded and operate more efficiently. Many of those entities are more experienced and possess substantially greater financial, technical and personnel resources than us. While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES.

     Due to our limited resources, the sales and marketing of our products has been limited to date. Our success is dependent upon our ability to market and sell our products and services with such limited resources.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.31 to a low of $0.02 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such lack of liquidity as the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    Our ability to complete the research and development of our technologies;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and `remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

CERTAIN FLORIDA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     We are incorporated in the State of Florida. Certain provisions of Florida corporation law could adversely affect the market price of our common stock. Because Florida corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Florida corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

WE HAVE NO PLANS TO PAY DIVIDENDS ON OUR COMMON STOCK

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 2.     DESCRIPTION OF PROPERTY.

     Our principal offices are located at 9103 Emmott Road, Building 6, Suite A, Houston Texas 77040. We lease our offices under an operating lease that expires in July 31, 2004. The monthly cost of the lease is $2,825.00.

ITEM 3.     LEGAL PROCEEDINGS.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ITFI." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                         CALENDAR YEAR 2002   HIGH    LOW
                         First Quarter       $ N/A   $ N/A
                         Second Quarter      $ N/A   $ N/A
                         Third Quarter       $ N/A   $ N/A
                         Fourth Quarter      $ N/A   $ N/A

                         CALENDAR YEAR 2003  HIGH    LOW
                         First Quarter       $ N/A   $ N/A
                         Second Quarter      $ N/A   $ N/A
                         Third Quarter       $ 0.05  $ 0.04
                         Fourth Quarter      $ 0.08  $ 0.08

                         CALENDAR YEAR 2004  HIGH    LOW
                         First Quarter       $ 0.15  $ 0.13

     We currently have 33,464,901 shares of our common stock outstanding. Our shares of common stock are held by approximately seven stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

RECENT SALES OF UNREGISTERED SECURITIES

     See Change of Control in Item 1 of this Annual Report.

SECTION 15(g) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion relates to our activities for the fiscal year ending December 31, 2003.

     We had a decrease in cash used by operating activities of $354, from $200,964 at the year ended December 31, 2002, to $196,869 at the current fiscal year end.

     We had a net loss of ($270,216) at the 2003 year end as compared to a net loss of ($296,552) at the 2002 year end. The decrease in loss was due to the elimination of development costs and bad debt expense.

     At the fiscal year end, we had no assets and no liabilities.

PLAN OF OPERATION

     Our plan of operations for which existed before the change in control described in Item 1 of this Annual Report is no longer applicable. We have not yet determined what our plan of operation will be going forward. As soon as we make the determination, we will make the necessary filings with the SEC.

FUTURE OPERATIONS

     Please see above.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Before the change in control, we had not launched our operations. Activity during the past year was confined to testing the viability of our business model and the identification of markets and development of products.

RECENT DEVELOPMENTS

     Please see Item 1 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 8, 2002, our precedessor, Precom Technology, Inc. received a copy of a letter dated September 25, 2002, addressed to the board of directors notifying our predecessor of the resignation of Moffitt & Company, P.C. ("Moffitt") as our predecessor's independent auditors. This resignation was approved by our predecessor's board of directors. Moffitt has restructured its business and advised our predecessor that it will no longer serve as independent auditors for publicly traded companies.

     During our predecessor's two most recent fiscal years, and the subsequent interim period through the date of Moffitt's resignation, there were no disagreements between our predecessor and Moffitt on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moffitt's satisfaction, would have caused Moffitt to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events as listed in
Item 304(a)(1)(v) of Regulation S-K.

     Moffitt's audit reports on our predecessor's consolidated financial statements for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Our predecessor has provided Moffitt with a copy of the disclosures contained in its Current Report. A letter from Moffitt indicating its concurrence with the disclosures provided was filed as an exhibit to the Current Report filed with the SEC on October 10, 2002.

     Our predecessor's board of directors appointed Randy Simpson, C.P.A., PC ("Simpson"), as its independent certifying accountants, effective October 10, 2002. During our predecessor's two most recent fiscal years, and the subsequent interim period our predecessor did not consult Simpson with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our predecessor's consolidated financial statements, or any other matters or reportable events as described in paragraph 304(a)(1)(v) of Regulation S-K.

     On March 19, 2004, we dismissed Simpson. Simpson's reports on our financial statements for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Simpson's reports on our Forms 10-QSB for the year 2002 and Form 10-KSB for the year ended December 31, 2002 raised substantial doubt about our ability to continue as a going concern.

     The decision to change accountants was recommended by our board of directors.

     During the two most recent fiscal years and any subsequent interim period through March 19, 2004 there were no disagreements between us and Simpson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simpson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods as described in paragraph 304(a)(1)(v) of Regulation S-K.

     On March 19, 2004 we engaged Malone & Bailey, P.C., certified public accountants, ("Malone & Bailey") as our independent accountants to report on our balance sheet as of December 31, 2003 and 2002, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Malone & Bailey was approved by our board of directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Malone & Bailey, neither we nor anyone on our behalf consulted with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We have provided the former accountants with a copy of our Current Report before its filing with the Commission. We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in our Current Report and, if not, stating the respects in which they do not agree. We have filed the former accountants' letter as an exhibit to our Current Report filed with the Commission on March 24, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table furnishes the information concerning our directors and officers, elected on February 24, 2004

       NAME         AGE                 POSITION                  POSITION HELD
       ----         ---                 --------                  -------------
                                                                      SINCE
                                                                      -----

Wilbert H. Marmion   46  President, director and chief executive       2004
                                        officer

Ellen Raidl          37     Secretary, director and treasurer          2004

John Royston         55        Vice president and director             2004

     The members of our board of directors are subject to change from time to time by the vote of the stockholders at special or annual meetings to elect directors. The number of the directors may be fixed from time to time by resolution duly passed by our board. Each director is elected for a period of one year at the annual meeting of our stockholders, and will hold office for the term for which elected and until his successor is elected and qualified or until his earlier death, resignation or removal. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may generally be filled by a majority of the directors then remaining in office. The directors elect officers annually. Wilbert H. Marmion and Ellen Raidl are husband and wife.

     We may employ additional management personnel, as our board of directors deems necessary. We have not identified or reached an agreement or understanding with any other individuals to serve in management positions, but do not anticipate any problem in employing qualified staff.

     A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

     Mr. Marmion started Marminon Air Service in 1998. He has been the sole shareholder, president and director since that time.

     Mrs. Raidl has worked for Marminon Air Service since 2000 as office manager. Before that, Ms. Raidl worked in property management for The Hanover Company from 1998 to the end of 2000.

     Mr. Royston has been self-employed since 1992, as a tax accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CHANGE IN CONTROL.

     On February 24, our newly elected board of directors elected the following officers:

--------------------------------------------------------------------------------
                     OFFICE                             NAME               AGE
                     ------                             ----               ---
---------------------------------------------  ------------------------  -------
     President and chief executive officer        Wilbert H. Marmion       46
---------------------------------------------  ------------------------  -------
            Secretary and treasurer                  Ellen Raidl           37
---------------------------------------------  ------------------------  -------
                Vice president                      John Royston           55
--------------------------------------------------------------------------------
     Security Ownership of Certain Beneficial Owners and Management. The following table sets forth, as of March 28, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock and our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                       COMMON SHARES           PREFERRED SHARES
                                                       -------------           ----------------
                                                   BENEFICIALLY OWNED (2)   BENEFICIALLY OWNED (2)
                                                  -----------------------  -----------------------
NAME OF BENEFICIAL OWNER (1)                        NUMBER      PERCENT      NUMBER       PERCENT
----------------------------                      -----------  ----------  -----------  ----------
Wilbert H. Marmion (3) . . . . . . . . . . . . .    2,360,430       7.05%    2,870,000        100%
Ellen Raidl (3). . . . . . . . . . . . . . . . .            0          0%            0          0%
John Royston . . . . . . . . . . . . . . . . . .            0          0%            0          0%

All directors and executive officers as a
group (three persons). . . . . . . . . . . . . .    2,360,430       7.05%    2,870,000        100%
                                                  ===========  ==========  ===========  ==========
Stephen F. Owens (4) . . . . . . . . . . . . . .    2,999,855       8.96%            0          0%

_______________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o International Trust and Financial Systems, Inc., 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 33,464,901 shares of our common stock. Mr. Marmion owns 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock.
(3)  Mr. Marmion and Mrs. Raidl are married.
(4) Mr. Owens, whose address is 9316 Wheatlands Road, Suite C, Santee, California 92071, owns 2.999,855 shares of our common stock. Mr. Owens is the brother-in-law of Mr. Marmion and Mrs. Raidl. Mr. Owens is is the president, chief financial officer and a director of American Fire Retardant Corp., a Nevada corporation, which specializes in fire prevention and fire containment.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of International Trust and Financial Systems, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

     The foregoing description of the transactions is qualified in its entirety to the information contained in Item 1 of this Annual Report and the full text of the Purchase and Escrow Agreement, previously filed by us as an exhibit to a Current Report on Form 8-K.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We will post a copy on our website once it has been completed.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040, telephone number
(713) 466-6585.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     In 2003 none of our officers received compensation in excess of $100,000 and there were no stock options, warrants or similar grants to any officer or director, made during 2003. A warrant to acquire 1,000,000 pre-split shares (500,000 post-split shares) of our common stock was issued to Greenwich Financial Group, in which our former director, Nicholas Calapa is a 50 percent owner, in April, 2002, for a period of three years at a pre-split price of $2.00 per share ($4.00 post-split).

     Before December 31, 2003, we had no long-term incentive compensation plan for our executive officers and employees. We do not award stock appreciation rights or long term incentive plan pay-outs.

OPTIONS GRANTED TO EMPLOYEES IN FISCAL 2003

     None.

COMPENSATION OF DIRECTORS

     In the fiscal year ended December 31, 2003, we paid no compensation to our directors for their services as directors.

EMPLOYMENT AGREEMENTS

     We do not have employment agreements with any of our officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth, as of March 28, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock and our preferred stock;

-    Each director;

-    Each named executive officer; and

-    All directors and officers as a group.

                                                 COMMON SHARES           PREFERRED SHARES
                                                 -------------           ----------------
                                             BENEFICIALLY OWNED (2)   BENEFICIALLY OWNED (2)
                                            -----------------------  -----------------------
NAME OF BENEFICIAL OWNER (1)                  NUMBER      PERCENT      NUMBER      PERCENT
----------------------------                -----------  ----------  -----------  ----------
Wilbert H. Marmion (3) . . . . . . . . . .    2,360,430       7.05%    2,870,000        100%
Ellen Raidl (3). . . . . . . . . . . . . .            0          0%            0          0%
John Royston . . . . . . . . . . . . . . .            0          0%            0          0%
All directors and executive officers as a
group (three persons). . . . . . . . . . .    2,360,430       7.05%    2,870,000        100%
                                            ===========  ==========  ===========  ==========
Stephen F. Owens (4) . . . . . . . . . . .    2,999,855       8.96%            0          0%

_______________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o International Trust and Financial Systems, Inc., 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 33,464,901 shares of our common stock. Mr. Marmion owns 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock.
(3)  Mr. Marmion and Mrs. Raidl are married.
(4) Mr. Owens, whose address is 9316 Wheatlands Road, Suite C, Santee, California 92071, owns 2.999,855 shares of our common stock. Mr. Owens is the brother-in-law of Mr. Marmion and Mrs. Raidl. Mr. Owens is is the president, chief financial officer and a director of American Fire Retardant Corp., a Nevada corporation, which specializes in fire prevention and fire containment.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See Item 1 of this Annual Report.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits

     The following exhibits are hereby filed as part of this Annual Report on Form 10-KSB or incorporated by reference.

EXHIBIT
-------
  NO.                                      IDENTIFICATION OF EXHIBIT
  ---                                      -------------------------

3.1 *    Articles of Incorporation of the Registrant
3.2 *    By-laws of the Registrant
10.1*    Plan and Agreement of Merger.
10.2*    Purchase and Escrow Agreement
14 **    Code of Ethics
31.1 **  Certification of Wilbert H. Marmion, President and Chief Executive Officer of International Trust and
         Financial Systems, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-
         Oxley Act of 2002.


31.2 **  Certification of Ellen Raidl, Treasurer of International Trust and Financial Systems, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **  Certification of Wilbert H. Marmion, President and Chief Executive Officer of International Trust and
         Financial Systems, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-
         Oxley Act of 2002.
32.2 **  Certification of Ellen Raidl, Treasurer of International Trust and Financial Systems, Inc., pursuant to 18
         U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_______________
*    Previously filed.
**   Filed herewith.

     (b)  Reports on Form 8-K.

     Form 8-K filed August 25, 2003 regarding the execution of the Agreement and Plan of Merger with Clear Wire Networks, Inc. of Plano, Texas.

     Form 8-K filed February 24, 2004 regarding the change in control and change in our corporate address.

     Form 8-K filed March 24, 2004 regarding the change in our certifying accountant.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Randy Simpson, CPA for professional services rendered for the audit of our annual financial statements for fiscal year 2002 were $0. The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $4,000.00. The aggregate fees billed by Randy Simpson, CPA for professional services rendered for the audit of our annual financial statements for the fiscal year 2003 were $2,700.

ALL OTHER FEES

     There were no other fees billed by Randy Simpson, CPA or Malone & Bailey for professional services rendered, other than as stated under the captions Audit Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNATIONAL TRUST AND FINANCIAL
                                         SYSTEMS, INC.


Date: April 14, 2004
                                         By  /s/ Wilbert H. Marmion
                                             -----------------------------------
                                             Wilbert H. Marmion,
                                             President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                      DATE
       ---------                       -----                      ----

  /s/ Wilbert H. Marmion  President, chief executive officer  April 14, 2004
------------------------           and director
WILBERT H. MARMION


  /s/ Ellen Raidl         Secretary, treasurer and director   April 14, 2004
------------------------
ELLEN RAIDL


  /s/ John Royston           Vice president and director      April 14, 2004
------------------------
JOHN ROYSTON

To the Board of Directors
  International Trust and Financial Systems, Inc.
  A Development Stage Company
  Houston, Texas

We have audited the accompanying balance sheet of International Trust and Financial Systems, Inc. of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and the period from September 1, 1996 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period September 1, 1996 (Inception) through December 31, 2001, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period September 1, 1996 (inception) through December 31, 2001, include total revenues and net loss of $0 and $8,248,701, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period September 1, 1996 (Inception) through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Trust & Financial Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and the period from September 1, 1996 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC
Houston, Texas

April 6, 2004

                   INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003



                           ASSETS
Total assets                                                  $         -
                                                              ============

              LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY:
  Preferred stock, Series A, no par value, 10,000,000 shares
    authorized, 2,870,000 shares issued and outstanding       $   147,669
Common stock, .001 par value, 50,000,000 shares
    authorized, 30,285,776 shares issued and outstanding           30,286
Additional paid in capital                                        859,393
Deficit accumulated during the development stage               (1,037,348)
                                                              ------------
  Total Stockholders' Equity                                            -
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $         -
                                                              ============



      See accompanying summary of accounting policies and notes to financial statements.

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
     AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                  Inception
                                             Years Ended           through
                                             December 31,        December 31,
                                          2003         2002          2003
                                      ------------  -----------  ------------

General and administrative            $   269,279   $   51,971   $   425,205
Development costs                               -       92,968       466,361
Bad debt expense                                -      150,677       150,677
Debt forgiveness                                -            -        (6,768)
Depreciation                                  937          936         1,873
Interest expense                                -            -             -
                                      ------------  -----------  ------------

Net loss                              $  (270,216)  $ (296,552)  $(1,037,348)
                                      ============  ===========  ============

Net loss per share:
  Basic and diluted                   $     (0.01)  $    (0.04)
                                      ============  ===========

Weighted average shares
outstanding:
  Basic and diluted                    26,865,567    7,940,594
                                      ============  ===========



      See accompanying summary of accounting policies and notes to financial statements.

                              INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                    PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                                                 Deficit
                                                                                               accumulated
                                                                                 Additional    during the
                                        Preferred Stock         Common Stock       paid in     development
                                      Shares      Amount      Shares    Amount     capital        stage
                                    ----------------------  -------------------  -----------  -------------

Shares issued for services-1996              -   $      -       50,000  $    50  $       950  $          -
Shares issued for cash-1996                  -          -       50,000       50       50,034             -
Shares issued of cash-1997                   -          -      200,000      200      199,800             -
Shares issued for settlement of
  failed mergers-1997                        -          -      360,410      360        6,849             -
Shares issued for services-1998              -          -      300,000      300       99,700             -
Shares issued for Provence Capital
  Corporation, Inc.-2000                     -          -      100,000      100        6,870             -
Net loss                                     -          -            -        -            -      (470,580)
                                    -----------  ---------  ----------  -------  -----------  -------------

Balance,
  December 31, 2001                          -          -    1,060,410    1,060      364,203      (470,580)
Shares issued on conversion of
  debt                                       -          -    1,015,406    1,015      100,526             -
Shares issued for interest in
  venture fund                       5,000,000      1,000            -        -            -             -
Shares issued for services                   -          -    1,326,250    1,326       58,009             -
Shares issued for debt                       -          -    1,750,000    1,750       71,542             -
Shares issued for services                   -          -   18,287,850   18,289       65,026             -
Shares issued for services                   -          -      950,000      950       60,529             -

Net loss                                     -          -            -        -            -      (296,552)
                                    -----------  ---------  ----------  -------  -----------  -------------

Balance,
  December 31, 2002                  5,000,000      1,000   24,389,916   24,390      719,835      (767,132)
Cancellation of preferred
  Series B shares                   (5,000,000)    (1,000)           -        -            -             -
Common shares issued for
  services                                   -          -    1,175,000    1,175       66,950             -
Shares issued for cash in change
  of control                         2,870,000    147,669    4,720,860    4,721       72,608             -
Net loss                                     -          -            -        -            -      (270,216)
                                    -----------  ---------  ----------  -------  -----------  -------------

Balance,
  December 31, 2003                  2,870,000   $147,669   30,285,776  $30,286  $   859,393  $  1,037,348
                                    ===========  =========  ==========  =======  ===========  =============


             See accompanying summary of accounting policies and notes to financial statements.

                    INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC,
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 2003 AND 2002
      AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003

                                                                                Inception
                                                            Years Ended          through
                                                            December 31,       December 31,
                                                          2003        2002         2003
                                                       ----------  ----------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                           $(270,216)  $(296,552)  $(1,037,348)
      Adjustments to reconcile net deficit to
        cash used by operating activities:
          Stock issued for merger expenses                     -           -        14,179
          Debt forgiveness                                     -                    (6,758)
          Stock issued for services                       68,124     204,028       373,152
          Impairment                                       7,473           -         7,473
          Depreciation                                       937         936         1,873
     Changes in operating assets and
        liabilities:
           Accounts Payable                               (5,541)    (99,676)        6,758
                                                       ----------  ----------  ------------
CASH FLOWS USED IN OPERATING
  ACTIVITIES                                            (199,223)   (191,264)     (640,671)
                                                       ----------  ----------  ------------

CASH FLOWS FROM IN INVESTING
  ACTIVITIES
Purchase of property and equipment                             -      (9,346)       (9,346)
                                                       ----------  ----------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceed from issuance of common stock                    225,000     174,833       650,017
Advances by officers                                     (26,131)     26,131             -
                                                       ----------  ----------  ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES                                             198,869     200,964       650,017
                                                       ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                             (354)        354             -
Cash, beginning of period                                    354           -             -
                                                       ----------  ----------  ------------
Cash, end of period                                    $       -   $     354   $         -
                                                       ==========  ==========  ============



    See accompanying summary of accounting policies and notes to financial statements.

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. Prior to 2002, we were a blind pool whose sole business plan and direction was to identify and merge with an operating business. During 2002 we entered into two separate transactions to acquire operating businesses. Both acquisitions proved not to be profitable and were terminated. During 2002 and 2003, we continued our efforts to identify and merge with an operating business and entered into several agreements and transactions to accomplish that goal.

We were formed in Florida on September 1, 1996 under the name Fairbanks, Inc.
On April 18, 1997, we changed our name to Jet Vacation, Inc. On May 11, 1998 we changed our name to Precom Technology, Inc. On October 12, 2002 we again changed our name, this time to International Trust & Financial Systems, Inc. Although we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan.

In accordance with Florida law, our board of directors unanimously voted on August 13, 2002 to amend our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002.

Change in Control

On January 19, 2004, a change in control occurred as the result of the acquisition of our capital stock of the Registrant by Wilbert H. Marmion and Steven F. Owens.

Pursuant to that certain Purchase and Escrow Agreement dated November 12, 2003, by and between us and Wilbert H. Marmion, and J. Bennett Grocock, P.A., on January 19, 2004, Mr. Marmion acquired 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock. All of the common and preferred shares acquired by Mr. Marmion carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. On January 19, 2004, Mr. Owens acquired 2,999,855 shares of our free-trading common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Impairment of Assets

Management reviews assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management assesses impairment by comparing the carrying amount to individual cash flows. If deemed impaired, measurement and recording an impairment loss is based on the fair value of the assets.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic and Diluted Loss Per Share

Basic and diluted earnings per share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive securities during the periods presented.

Stock-Based Compensation

International Trust accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. There were no options granted to employees during 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have not identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the scope of this statement as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the standard on July 1, 2003, and the adoption did not have a material impact on our consolidated financial statements.


NOTE 2 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,037,348 and needs additional capital to finance its operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans to eliminate the going concern situation include, but are not limited to seeking a merger candidate.


NOTE 3 - INCOME TAXES

International Trust has prior net operating loss carryforwards of approximately $664,000. Internal Revenue Code Section 382 restricts or eliminates the use of net operating losses when more than 50% of International Trust ownership change occurs, as defined, within any 36-month period. Such an ownership change occurred in 2003. As a result of this change, net operating loss carryforwards prior to this date of $664,000 may not be available. Available carryfowards expire 15 to 20 years from when incurred. All of International Trust net operation loss carryforwards are being restricted so there is no tax liability or tax asset.

For the year ended December 31, 2003, International Trust has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.


NOTE 4 - COMMON STOCK AND WARRANTS

Stock Splits

On February 5, 2001, the Company effected a 1 for 100 reverse stock split on 19,208,522 shares of its common stock. On March 19, 2001, the Company then had a 10-1 forward stock split on 192,008 shares.

On September 10, 2002, the Company effected a one for two reverse stock split on 6,804,131 shares, leaving 3,402,066 common shares then outstanding. The stock splits have been retroactively recorded in the financial statements as if they occurred at the date of inception.

Warrants

On April 6, 2002, the Company issued to Greenwich Financial Group, a holder of the Company's common stock, warrants to purchase 500,000 post-split shares of the Company's common stock for $4.00 per share. The warrants expire on April 16, 2005. No warrants were exercised as of December 31, 2003.

Stock Option Plan

On April 9, 2002, The Company established the 2002 employee stock option plan and reserved 2,321,410 shares of common stock for issuance under the plan. No options have been issued under this plan.

Preferred Stock

On June 30, 2002, the Company issued 5,000,000 shares of Series B, no par value convertible preferred stock for a limited partnership interest in Prospect Street Capital Partners, L.P. Series B preferred stock participates in dividends with the Company's par value $.001 common stock and is convertible, at the option of the holder, at any time after issuance into such whole number of fully paid and non-assessable shares of the Company's common stock with a market value at the time of conversion sufficient to meet the capital call of the limited partnership, up to a maximum conversion value of $10,000,000. During 2003 management reversed this transaction and cancelled the preferred stock and their interest in the fund.

Change in Control

On January 19, 2004, a change in control occurred as the result of the acquisition of our capital stock of the Registrant by Wilbert H. Marmion and Steven F. Owens.

Pursuant to that certain Purchase and Escrow Agreement dated November 12, 2003, by and between us and Wilbert H. Marmion, and J. Bennett Grocock, P.A., on January 19, 2004, Mr. Marmion acquired 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock. All of the common and preferred shares acquired by Mr. Marmion carried a legend restricting the transfer thereof under the Securities Act of 1933, as amended. On January 19, 2004, Mr. Owens acquired 2,999,855 shares of our free-trading common stock.

Contingent Issuance

In connection with satisfaction of accounts payable through the issuance of the Company's common stock (See Note 7), the Company has a contingent liability to issue additional shares to two vendor's based upon each vendor's proceeds realized through the sale of shares previously issued to that vendor. These additional shares were included in the S-8 Registration Statement filed by the Company with the SEC on December 4, 2002.


NOTE 5 - BUSINESS COMBINATION

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


NOTE 7 - SUBSEQUENT EVENT

In January 2004, the Company issued 3,179,125 shares of its common stock for services valued at approximately $286,000.