Form 10QSB
period 2004-03-31
INTERNATIONAL TRUST & FINANCIAL SYSTEMS INC
filed 2004-05-24
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31507


                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                 (Name of small business issuer in its charter)


                 FLORIDA                                         06-1588136
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

 9103 EMMOTT ROAD, BUILDING 6, SUITE A,                              77040
             HOUSTON, TEXAS
(Address of principal executive offices)


                                 (713) 466-6585
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004 we had 35,464,901 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
  Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .   3
      Balance Sheet as of . . . . . . . . . . . . . . . . . . . . . . .   3
      Statement of Operations as of . . . . . . . . . . . . . . . . . .   4
      Statement of Cash Flows as of . . . . . . . . . . . . . . . . . .   5
      Statement of Changes in Stockholders' Equity as . . . . . . . . .   6
      Notes to Financial Statements . . . . . . . . . . . . . . . . . .   7
  Item 2.  Management's Discussion and Analysis or Plan of Operation. .  10
  Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12
  Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
  Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  12
  Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
  Item  4.  Submission of Matters to a Vote of Security Holders . . . .  12
  Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
  Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  17

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


                           ASSETS
Current Assets
  Cash                                                        $       973
                                                              ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable - related parties                         $    17,232
   Notes payable - shareholder                                      1,000
                                                              ------------
                                                                   18,232
                                                              ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, Series A, no par value, 10,000,000 shares
    authorized, 2,870,000 shares issued and outstanding           147,669
Common stock, .001 par value, 50,000,000 shares
    authorized, 35,464,901 shares issued and outstanding           35,465
Additional paid in capital                                      1,643,515
Deficit accumulated during the development stage               (1,843,908)
                                                              ------------
  Total Stockholders' Deficit                                     (17,259)
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $       973
                                                              ============

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
      AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)


                                                         Inception
                                Three Months Ended        through
                                     March 31,           March 31,
                                2004          2003          2004
                            ------------  ------------  ------------
General and administrative  $   806,559   $    11,706   $ 1,231,765
Development costs                     -             -       466,361
Bad debt expense                      -             -       150,677
Debt forgiveness                      -             -        (6,768)
Depreciation                          -           469         1,873
                            ------------  ------------  ------------

Net loss                    $  (806,559)  $   (12,175)  $(1,843,908)
                            ============  ============  ============

Net loss per share:
  Basic and diluted         $     (0.02)  $     (0.00)
                            ============  ============

Weighted average shares
outstanding:
  Basic and diluted          33,600,210    24,389,916
                            ============  ============

                    INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC,
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2004 AND 2003
         AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH MARCH 31, 2004
                                     (UNAUDITED)


                                                                          Inception
                                                  Three Months Ended       through
                                                       March 31,          March 31,
                                                  2004         2003          2004
                                               -----------  -----------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                   $ (806,559)  $  (12,175)  $(1,843,908)
      Adjustments to reconcile net deficit to
        cash used by operating activities:
          Stock issued for merger expenses              -            -        14,179
          Debt forgiveness                              -                     (6,758)
          Stock issued for services               789,300            -     1,162,453
          Impairment                                    -            -         7,473
          Depreciation                                  -          469         1,873
     Changes in operating assets and
        liabilities:
           Accounts payable                             -        1,940         6,758
           Accounts payable-related parties        17,232            -        17,232
                                               -----------  -----------  ------------
CASH FLOWS USED IN OPERATING
  ACTIVITIES                                          (27)      (9,766)     (640,698)
                                               -----------  -----------  ------------

CASH FLOWS FROM IN INVESTING
  ACTIVITIES
Purchase of property and equipment                      -            -        (9,346)
                                               -----------  -----------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceed from issuance of common stock                   -            -       650,017
Advances by officers                                1,000        9,600         1,000
                                               -----------  -----------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         1,000        9,600       651,017
                                               -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                       973         (166)          973
Cash, beginning of period                               -          354             -
                                               -----------  -----------  ------------
Cash, end of period                            $      973   $      188   $       973
                                               ===========  ===========  ============

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of International Trust & Financial Systems, Inc. ("International Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.


NOTE 2 - EQUITY

On January 19, 2004, a change in control occurred as the result of the acquisition of our capital stock of International Trust by Wilbert H. Marmion and Steven F. Owens.

Pursuant to that certain Purchase and Escrow Agreement dated November 12, 2003, by and between International Trust and Wilbert H. Marmion, and J. Bennett Grocock, P.A., on January 19, 2004, Mr. Marmion acquired 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the same voting rights as 40 shares of our common stock. On January 19, 2004, Mr. Owens acquired 2,999,855 shares of our common stock.

During the three months ending March 31, 2004, International Trust issued 5,179,125 shares of its common stock for services valued at $786,300.


NOTE 3 - SUSEQUENT EVENT

In April and May of 2004 International Trust issued 3,750,000 to the Employee Stock Option Plan (ESOP).

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F-7.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

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

     Additionally, with the consummation of the stock purchase transactions, Tim
B. Smith and David A. Pells resigned their positions as our officers and directors. Wilbert H. Marmion was elected our sole director of the Registrant in their place and stead. On February 24, 2004, Wilbert H. Marmion, our sole director at the time, appointed Ellen Raidl and John Royston to serve as directors alongside Wilbert H. Marmion. Ms. Raidl and Mr. Royston were also elected our officers. Consequently, as of the date of this Quarterly Report, we have the following officers:

                       OFFICE                                NAME
                       ------                                ----
          President and chief executive officer       Wilbert H. Marmion

          Secretary and treasurer                         Ellen Raidl

          Vice president                                 John Royston

     Mr. Marmion and Mrs. Raidl are married.

     As of the date of this Quarterly Report, we have not yet determined our business plan of operations going forward after the change of control. To date, our efforts have been devoted primarily to the following:

     -    Organizational activities;

     -    Developing a business plan;

     -    Obtaining funding;

     - Conducting research and working toward the ultimate successful development of our products and services.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2004, we incurred an operating loss of $806,559 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Our interest cost remains high as we continue to be advanced operating funds by our principal stockholders.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 1 of this Form 10-QSB, our revenue is currently insufficient to cover our costs and expenses. To the extent our revenue shortfall exceeds this stockholder's willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     Our management anticipates that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to its ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As of the date of this report, the Company is not involved in any legal proceedings.

ITEM 2.   CHANGES IN SECURITIES.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------
   3.1**     Articles of Incorporation
   3.2**     Bylaws
  31.1*      Certification of Wilbert H. Marmion, Chief Executive Officer of International Trust and
             Financial Systems, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Ellen Raidl, Treasurer of International Trust and Financial Systems, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
  32.1*      Certification of Wilbert H. Marmion, Chief Executive Officer of International Trust and
             Financial Systems, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Ellen Raidl, Treasurer of International Trust and Financial Systems, Inc.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002

__________
*     Filed herewith.
**   Previously  filed.

(b)  Reports  on  Form  8-K.

     Form 8-K filed on February 24, 2004 regarding change in control and change in our address and telephone number.

     Form 8-K filed on March 24, 2004 regarding change in our certifying accountant and the appointment of new accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERNATIONAL TRUST AND FINANCIAL
                                   SYSTEMS, INC.

Dated May 24, 2004.

                                   By  /s/ Wilbert H. Marmion
                                     -------------------------------------------
                                       Wilbert H. Marmion,
                                       President and Chief Executive Officer