Form 10QSB
period 2004-06-30
MARMION INDUSTRIES CORP
filed 2004-08-23
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-31507


                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

                NEVADA                                06-1588136
     (State or other jurisdiction                       (I.R.S.
    of incorporation or organization)         Employer Identification No.)

   9103 EMMOTT ROAD, BUILDING 6, SUITE A, HOUSTON TEXAS           77040
        (Address of principal executive offices)                (Zip Code)

                                 (713) 466-6585
                           (Issuer's telephone number)

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                   (Former name, if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 49,214,901 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis or Plan of Operation . . .  10
     Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  12
     Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  12
     Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . .  12
     Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  12
     Item  4.  Submission of Matters to a Vote of Security Holders . . .  12
     Item  5.  Other Information . . . . . . . . . . . . . . . . . . . .  12
     Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  12
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  17

                            MARMION INDUSTRIES CORP
              (f/k/a) INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


ASSETS
Current Assets
  Cash                                                        $     5,557
                                                              ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accrued expenses                                           $        80
   Accounts payable - related parties                              45,585
   Notes payable - shareholder                                      1,000
                                                              ------------
                                                                   46,665
                                                              ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, Series A, no par value, 10,000,000 shares
    authorized, 2,870,000 shares issued and outstanding           147,669
Common stock, .001 par value, 50,000,000 shares
    authorized, 49,214,901 shares issued and outstanding           49,215
Additional paid in capital                                      2,104,764
Deficit accumulated during the development stage               (2,342,756)
                                                              ------------
  Total Stockholders' Deficit                                     (41,108)
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     5,557
                                                              ============

                                    MARMION INDUSTRIES CORP
                      (f/k/a) INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                     THREE MONTHS & SIX MONTHS ENDED JUNE 30, 2004 AND 2003
               AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH JUNE 30, 2004
                                           (UNAUDITED)


                                                                                     Inception
                                Three Months Ended          Six Months Ended          through
                                     June 30,                    June 30,             June 30,
                                2004         2003          2004          2003          2004
                            ------------  ------------  ------------  ------------  ------------
General and administrative  $   498,849   $    10,877   $ 1,305,408   $    22,681   $ 1,730,613
Development costs                     -             -             -             -       466,361
Bad debt expense                      -             -             -             -       150,677
Debt forgiveness                      -             -             -             -        (6,768)
Depreciation                          -           468             -           937         1,873
                            ------------  ------------  ------------  ------------  ------------

Net loss                    $  (498,849)  $   (11,345)  $(1,305,408)  $   (23,618)  $(2,342,756)
                            ============  ============  ============  ============  ============

Net loss per share:
  Basic and diluted         $     (0.01)  $     (0.00)  $     (0.03)  $     (0.00)
                            ============  ============  ============  ============

Weighted average shares
outstanding:
  Basic and diluted          41,151,714    24,392,972    37,375,962    24,389,916
                            ============  ============  ============  ============

                               MARMION INDUSTRIES CORP
                 (f/k/a) INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 2004 AND 2003
         AND PERIOD FROM SEPTEMBER 1, 1996 (INCEPTION) THROUGH JUNE 30, 2004
                                     (UNAUDITED)


                                                                         Inception
                                                  Six Months Ended        through
                                                       June 30,           June 30,
                                                   2004        2003         2004
                                               ------------  ---------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss                                   $(1,305,408)  $(23,618)  $(2,342,756)
      Adjustments to reconcile net deficit to
        cash used by operating activities:
          Stock issued for merger expenses               -          -        14,179
          Debt forgiveness                               -     (6,758)
          Stock issued for services              1,264,300          -     1,637,452
          Impairment                                     -          -         7,473
          Depreciation                                   -        937         1,873
     Changes in operating assets and
        liabilities:
           Accounts payable                              -      1,995         6,758
           Accrued expenses                             80          -            80
           Accounts payable-related parties         45,585          -        45,585
                                               ------------  ---------  ------------
CASH FLOWS USED IN OPERATING
  ACTIVITIES                                         4,557    (20,686)     (636,114)
                                               ------------  ---------  ------------

CASH FLOWS FROM IN INVESTING
  ACTIVITIES
Purchase of property and equipment                       -          -        (9,346)
                                               ------------  ---------  ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
Proceed from issuance of common stock                    -        550       650,017
Advances by officers                                 1,000     19,782         1,000
                                               ------------  ---------  ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          1,000     20,332       651,017
                                               ------------  ---------  ------------

NET INCREASE (DECREASE) IN CASH                      5,557       (354)        5,557
Cash, beginning of period                                -        354             -
                                               ------------  ---------  ------------
Cash, end of period                            $     5,557   $      -   $     5,557
                                               ============  =========  ============

                            MARMION INDUSTRIES CORP
              (f/k/a) INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of International Trust & Financial Systems, Inc. ("International Trust") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 10-KSB, have been omitted.


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

During  the  three  months  ending  March  31,  2004, International Trust issued
5,179,125  shares  of  its  common  stock  for  services  valued  at  $789,300.

During the three months ending June 30, 2004, International Trust issued 13,750,000 shares of its common stock for services pursuant to the Employee Stock Option Plan (ESOP). The shares were valued at $475,000.


NOTE  3  -  SUSEQUENT  EVENT

In July and August of 2004 International Trust issued 61,000,000 to the Employee Stock Option Plan (ESOP).

                         PART I - FINANCIAL INFORMATION

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item 2 is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

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

              OFFICE                          NAME
-------------------------------------  ------------------
President and chief executive officer  Wilbert H. Marmion
-------------------------------------  ------------------
     Secretary and treasurer              Ellen Raidl
-------------------------------------  ------------------
          Vice president                  John Royston
-------------------------------------  ------------------

     Mr.  Marmion  and  Mrs.  Raidl  are  married.

     Because we lack capital, an investment in us involves a very high degree of risk.

     Beginning in the second quarter of 2004, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. The explosion-proof market encompasses industries including oil and gas exploration and production, chemical plants, graineries and fule storage depots. There is significant demand for these systems anywhere sensitive computer systems and analysis equipment is located. We provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients

SECOND  QUARTER  COSTS  AND  CHANGES  IN  FINANCIAL  CONDITIONS

RESULTS  OF  OPERATIONS

     During the quarter ended June 30, 2004, we incurred an operating loss of $498,849 and generated no revenues. The loss consists of sales, marketing, general, and administrative expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2004, our current assets exceeded current liabilities in the amount of $46,665. We generated a cash flow deficit from operations of $41,108 for the three months ended June 30, 2004. Cash flow deficits from operating activities for the three months ended June 30, 2004 is primarily attributable to our net loss from operations of $498,849 adjusted primarily for common stock issued to consultants and employees for services of $1,305,408.

     Cash flow provided from financing activities was $1,000 for the three months ended June 30, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period. All proceeds were used for working capital.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT  DEVELOPMENTS

     On July 12, 2004, we completed the steps necessary to effect the change in our name from "International Trust and Financial Systems, Inc." to "Marmion Industries Corp." and the change in our domicile from the State of Florida to the State of Nevada effective July 12, 2004. Our board of directors and shareholders approved the changes in name and domicile and further details are contained in our information statement, as amended, dated June 21, 2004.

     In order to effect a change in our domicile and name, our predecessor, International Trust and Financial Systems, Inc., was merged with and into Marmion Industries Corp., a Nevada corporation ("Marmion") on July 12, 2004, by filing the Articles of Merger with the Secretaries of State of Florida and Nevada. The merger had previously been approved by the holders of a majority of the shares of International Trust and Financial Systems, Inc. and Marmion. Following the merger the separate corporate existence of International Trust and Financial Systems, Inc. ceased and the officers and directors of International Trust and Financial Systems, Inc. became our current officers and directors. The shareholders of International Trust and Financial Systems, Inc. received one share of our common stock for every one share of the common stock of International Trust and Financial Systems, Inc. held by the common shareholders of International Trust and Financial Systems, Inc. The one share of common stock of Marmion, outstanding immediately prior to the merger, was cancelled.

     As a result, following the merger and the changes in name and domicile, the common shareholders of International Trust and Financial Systems, Inc. hold all of the issued and outstanding shares of our common stock.

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

                          PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

     As of the date of this report, we are not involved in any legal proceedings.

ITEM  2.     CHANGES  IN  SECURITIES.

     None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On July 12, 2004, at a special shareholders' meeting, our shareholders voted in favor of resolutions to change our domicile from Florida to Nevada.

     The change in domicile resulted in a change in our jurisdiction of incorporation from the State of Florida to the State of Nevada, change in our name to "Marmion Industries Corp.," and also resulted in the adoption of new articles of incorporation and bylaws, which will govern us under Nevada law.

     The total number of votes cast in favor of the change in domicile was 117,160,430 shares of our common stock, which number exceeded the number of the outstanding shares of our common stock on the record date.

ITEM  5.     OTHER  INFORMATION.

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------
     3.1**   Articles of Incorporation of International Trust & Financial Systems, Inc.
     3.2**   Articles of Incorporation of Marmion Industries Corp.


     3.3**   Bylaws of International Trust & Financial Systems, Inc.
     3.4**   Bylaws of Marmion Industries Corp.
     10.1**  Plan and Agreement of Merger
     31.1*   Certification of Wilbert H. Marmion, Chief Executive Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
     31.2*   Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1*   Certification of Wilbert H. Marmion, Chief Executive Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
     32.2*   Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

_________
*   Filed  herewith.
**  Previously  filed.

(b)     Reports  on  Form  8-K.

     On May 25, 2004, we filed a Current Report on Form 8-K, reporting the contribution by Wilbert H. Marmion, our President and Chief Executive Officer, all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, as a contribution our capital.

     It was not practicable to file the required historical financial statements or pro forma financial information of Marmion Investments, Inc. at the time of the filing of the Current Report on May 25, 2004. Accordingly, pursuant to Item 7(a)(4) of Form 8-K, we will file such financial statements under cover of Form 8-K/A as soon as practicable, but not later than the date required by applicable law.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARMION INDUSTRIES CORP.

Dated August 23, 2004.

                                       By /s/ Wilbert H. Marmion
                                          --------------------------------------
                                          Wilbert H. Marmion,
                                          President and Chief Executive Officer