Form 10QSB/A
period 2004-06-30
MARMION INDUSTRIES CORP
filed 2004-09-30
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31507


                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

               NEVADA                                         06-1588136
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

9103 EMMOTT ROAD, BUILDING 6, SUITE A, HOUSTON TEXAS            77040
      (Address of principal executive offices)                (Zip Code)

                                 (713) 466-6585
                           (Issuer's telephone number)

                  INTERNATIONAL TRUST & FINANCIAL SYSTEMS, INC.
                   (Former name, if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 46,489,901 shares of its common stock issued and outstanding.


     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   3
   Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . .   3
   Item 2.  Management's Discussion and Analysis or Plan of Operation. .   7
   Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . .  12
PART II - OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .  13
   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  13
   Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .  13
   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .  13
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  13
   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .  13
   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  13
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  15
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  17
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  18

                                EXPLANATORY NOTE

     The majority shareholder contributed the common stock of Marmion Investments, Inc. to Marmion Industries Corp. (formally International Trust & Financial Systems, Inc.) on May 20, 2004. For accounting purposes, this transaction was treated as an acquisition of Marmion Industries Corp. and a recapitalization of Marmion Investments, Inc. Marmion Industries, Inc. filed the Form 10-QSB for the quarterly period ended June 30, 2004 without recording the reverse merger of Marmion Investments, Inc. and Marmion Industries Corp. The Form 10-QSB did not include the results of operations of Marmion Investments, Inc., see the Form 8-K/A No. 1 filed for the financial statements of Marmion Investments, Inc. The Form 10-QSB/A has been restated to include the financial statements of Marmion Investments, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                MARMION INDUSTRIES CORP.
                               CONSOLIDATED BALANCE SHEET
                                      JUNE 30, 2004
                                       (UNAUDITED)
                                      (AS RESTATED)

                                     ASSETS
Current assets
  Cash                                                                      $    56,619
  Accounts receivable, net of allowance for doubtful accounts of $0             157,116
                                                                            ------------
    Total current assets                                                        213,735

Property and equipment, net                                                     110,913
                                                                            ------------

    TOTAL ASSETS                                                            $   324,648
                                                                            ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                          $   181,310
  Accrued expenses                                                               34,704
  Accrued salaries - officers                                                   344,592
  Advances - stockholder                                                         46,109
  Notes payable - related party                                                 400,000
  Current maturities of notes payable                                            16,223
                                                                            ------------
    Total current liabilities                                                 1,022,938

Notes payable, net of current maturities                                         36,769
                                                                            ------------

    TOTAL LIABILITIES                                                         1,059,707

Commitments

SHAREHOLDERS' DEFICIT:
  Series A preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,870,000 shares issued and outstanding                                     147,669
  Common stock, $.001 par value, 1,990,000,000 shares authorized,
    46,489,901 shares issued and outstanding                                     46,489
  Additional paid in capital                                                    166,922
  Retained earnings                                                          (1,096,139)
                                                                            ------------
    Total Shareholders' Deficit                                                (735,059)
                                                                            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $   324,648
                                                                            ============

                                MARMION INDUSTRIES CORP.
                           CONSOLIDATED STATEMENTS OF INCOME
                   THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                      (UNAUDITED)
                                     (AS RESTATED)

                                        Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                    ------------------------  -------------------------
                                        2004         2003         2004         2003
                                    ------------  ----------  ------------  -----------
Revenues                            $   311,045   $  349,866  $   393,659   $  400,211

Cost of sales                           249,297      171,034      309,181      247,124
                                    ------------  ----------  ------------  -----------

Gross profit                             61,748      178,832       84,478      153,087
                                    ------------  ----------  ------------  -----------

Costs and expenses
   Salaries and employee benefits       126,756       51,159      266,363      108,823
   General and administrative           192,509       45,576      404,869       90,185
                                    ------------  ----------  ------------  -----------
     Total costs and expenses           319,265       96,735      671,232      199,008
                                    ------------  ----------  ------------  -----------

Net income (loss)                   $  (257,517)  $   82,097  $  (586,754)  $  (45,921)
                                    ============  ==========  ============  ===========

Net loss per share                  $     (0.01)  $     0.03  $     (0.06)  $    (0.02)
                                    ============  ==========  ============  ===========

Weighted average shares
  outstanding:
    Basic and diluted                20,667,939    2,360,430   10,663,784    2,360,430
                                    ============  ==========  ============  ===========

                            MARMION INDUSTRIES CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                  (AS RESTATED)

                                                        2004       2003
                                                     ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(586,754)  $(45,921)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                     15,813     16,638
      Stock options                                     43,500          -
        Changes in assets and liabilities:
          Accounts receivable                           (6,618)   (79,295)
          Accounts payable                              91,764     90,333
          Accrued expenses                               5,076     14,494
                                                     ----------  ---------

CASH FLOWS USED IN OPERATING ACTIVITIES               (437,219)    (3,751)
                                                     ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Recapitalization                                       4,477
  Capital expenditures                                  (3,466)         -
                                                     ----------  ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES              1,011          -
                                                     ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of exercise of common stock options         312,103          -
  Advances - stockholder, net                          (45,000)    32,879
  Proceeds from notes payable - related party          155,000          -
  Repayment of notes payable                            (8,138)    (9,454)
                                                     ----------  ---------

CASH PROVIDED BY FINANCING ACTIVITIES                  413,965     23,425
                                                     ----------  ---------

NET INCREASE (DECREASE) IN CASH                        (22,243)    19,674

Cash, beginning of period                               78,862     (9,158)
                                                     ----------  ---------

Cash, end of period                                  $  56,619   $ 10,516
                                                     ==========  =========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $       -   $  1,493
                                                     ==========  =========
  Income taxes                                       $       -   $      -
                                                     ==========  =========

                            MARMION INDUSTRIES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  (AS RESTATED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marmion Industries Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form SB-2, have been omitted.

NOTE 2 - RESTATEMENT

The majority shareholder contributed the common stock of Marmion Investments, Inc. to Marmion Industries Corp. (formally International Trust & Financial Systems, Inc.) on May 20, 2004. For accounting purposes, this transaction was treated as an acquisition of Marmion Industries Corp. and a recapitalization of Marmion Investments, Inc. Marmion Industries, Inc. filed the Form 10-QSB for the quarterly period ended June 30, 2004 without recording the reverse merger of Marmion Investments, Inc. and Marmion Industries Corp. The Form 10-QSB did not include the results of operations of Marmion Investments, Inc., see the Form 8-K/A No. 1 filed for the financial statements of Marmion Investments, Inc. The Form 10-QSB/A has been restated to include the financial statements of Marmion Investments, Inc.

NOTE 3 - STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Air granted 13,750,000 options to purchase common stock to employees in the six months ending June 30, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Air recorded compensation expense of $43,500 under the intrinsic value method during the six months ended June 30, 2004.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                               2004        2003        2004        2003
                                           ------------  ---------  ----------  ----------
Net income (loss) available to
  common shareholders, as reported         $  (257,517)  $  82,097  $(586,574)  $ (45,921)
Add: stock based compensation determined
  under intrinsic value based method            43,500           -     43,500           -
Less: stock based compensation determined
  under fair value based method               (124,825)          -   (124,825)          -
                                           ------------  ---------  ----------  ----------
  Pro forma net loss                       $  (338,842)  $  82,097  $(667,899)  $ (45,921)
                                           ============  =========  ==========  ==========

  Basic and diluted net income
    (loss) per share:
      As reported                          $     (0.01)  $    0.03  $   (0.06)  $   (0.02)
                                           ============  =========  ==========  ==========
      Pro forma                            $     (0.02)  $    0.03  $   (0.06)  $   (0.02)
                                           ============  =========  ==========  ==========

NOTE 4 - ADVANCES - STOCKHOLDER

Marmion Air has received net advances from a shareholder of $46,109. The advances are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest as of June 30, 2004 and 2003 was $20,959 and $10,070, respectively.

NOTE 5 - EQUITY

During the six months ended June 30, 2004, employees' exercised options to acquire 11,025,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Marmion Air received proceeds totaling $312,103.

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

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

MANAGEMENT'S PLAN OF OPERATION

     Prior to 2002, we were a blind pool whose sole business plan and direction was to identify and merge with an operating business. During 2002 we entered into two separate transactions to acquire operating businesses. Both acquisitions proved not to be profitable and were terminated. During 2002 and 2003, we continued our efforts to identify and merge with an operating business and entered into several agreements and transactions to accomplish that goal, all to no avail.

     We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc. On April 18, 1997, we changed our name to Jet Vacation, Inc. On May 11, 1998, we changed our name to Precom Technology, Inc. On October 12, 2002, we again changed our name, this time to International Trust & Financial Systems, Inc. Although we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan.

     In accordance with Florida law, our board of directors unanimously voted on August 13, 2002 to amend our Articles of Incorporation to affect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002.

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

     Beginning in the second quarter of 2004, as a result of a contribution to our capital by Mr. Marmion of all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. The explosion-proof market encompasses industries including oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We feel there is significant demand for these systems anywhere sensitive computer systems and analysis equipment is located. We also provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Revenues. During the three months ended June 30, 2004, we had net revenues of $311,045 compared to $349,866 during the same period in 2003, a decrease of $38,821 (a 12% decrease). Costs of sales were $249,297 or approximately 80% of our revenues during the three-month period ended June 30, 2004 as compared to $171,034 or approximately 49% of our revenues during the same period in 2003.

     The decrease in revenues is directly related to the uncertainty of financial markets directly related to the events taking place in the Middle East. We believe that our hazardous location manufacturing business is directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn.

     Operating Expenses. During the three-month period ended June 30, 2004, operating expenses were $319,265 or approximately 103% of revenue as compared to $96,735 or approximately 28% of revenue for the same period in 2003. The increase in operating expenses as a percentage of revenues is the result of the increase in jobs that have been awarded as well as an increase in professional fees and the hiring of new employees.

     Personnel and consulting expenses were $162,258 or approximately 49% of our operating expenses during the three-month period ended June 30, 2004 as compared to $58,169 or approximately 40% of our operating expenses during the three-month period ended June 30, 2003. The number of our employees increased due the addition of higher quality employees to increase revenues. During the three month period ended June 30, 2004, as a result of the increase in employees, commissions and salaries increased to $126,756 as compared to $51,159 for the same period in 2003, commissions decreased to $954 as compared to $3,940 for the same period in 2003, and consulting and management fees increased to $40,140 as compared to $7,800 for the same period in 2003.

     During the three-month period ended June 30, 2004, advertising and promotion expenses were $1,033 or approximately one percent of our operating expenses as compared to $7 or approximately one percent of our operating expenses for the three-month period ended June 30, 2003. We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs, and increase our investor relations budget.

     General overhead expenses totaled $192,509 for the three month period ended June 30, 2004, or approximately 60% of our total operating expenses and approximately 62% of our total revenue, as compared to $45,576 for the three month period ended June 30, 2003, which was approximately 47% of our total operating expenses and approximately 13% of our total revenue. General overhead expenses for the three month period ended June 30, 2004 included rent and utilities in the amount $9,807, telephone costs in the amount of $4,739, costs of travel related to operations in the amount of $6,343, tools and warehouse supplies of $2,980, professional fees in the amount of $40,140, automotive costs in the amount of $2,759, insurance costs totaling $10,614 and office and administration expenses in the amount of $115,127.

     We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $40,139 during the three-month period ended June 30, 2004 as compared to $7,800 for the three-month period ended June 30, 2003. The professional fees related to preparation of our Securities Exchange Act reports, professional fees related to preparing our Annual Meeting, and professional fees associated with consulting and representation. Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year. If we are successful in making an acquisition, we will incur expenses relating to the drafting and review of the documents related to the transaction.

     Depreciation and amortization expense was $7,906 for the three-month period ended June 30, 2004 as compared to $8,319 for the three-month period ended June 30, 2003.

     Gross Profit. Costs of goods sold were $249,297 for the three-month period ended June 30, 2004 as compared to $171,134 for the three-month period ended June 30, 2003. Gross profits were $61,748 or approximately 20% of revenues for the three-month period ended June 30, 2004 as compared to $178,832 or approximately 51% of revenues for the period ended June 30, 2003. Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

     Operating Net Income. For the quarter ended June 30, 2004 we realized net loss of $(257,517) or $(0.01) per share as compared to a net income of $82,097 for the second quarter of 2003, or $0.03 per share.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business through acquisitions.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Revenues. During the six months ended June 30, 2004, we had net revenues of $393,659 compared to $400,211 during the same period in 2003, a decrease of $6,552 (a 2% decrease). Costs of sales were $309,181 or approximately 79% of our revenues during the six-month period ended June 30, 2004 as compared to $247,124 or approximately 62% during the same period in 2003.

     The decrease in revenues reflects an insecure financial market. We believe that our hazardous location air conditioner manufacturing will have a positive effect on the revenues we earn. The decrease in the costs of sales as a percentage of revenue is attributed to the strong performance of our business products, which realize lower gross profit margins than our on site services.

     Operating Expenses. During the six-month period ended June 30, 2004, operating expenses were $671,232 or approximately 171% of revenue as compared to $199,008 or approximately 50% of revenue for the same period in 2003. The increase in operating expenses as a percentage of revenues is the result of cost containment measures we implemented during the 2004 fiscal year.

     Personnel and consulting expenses were $356,663 or approximately 53% of our operating expenses during the six-month period ended June 30, 2004 as compared to $116,323 or approximately 58% of our operating expenses during the six-month period ended June 30, 2003. The number of our employees increased due to our expansion. During the six month period ended June 30, 2004, as a result of the increase in employees, commissions and salaries increased to $266,363 as compared to $108,123 for the same period in 2003, commissions decreased to $5,111 as compared to $5,647 for the same period in 2003, and consulting and management fees increased to $90,300 as compared to $7,800 for the same period in 2003.

     During the six-month period ended June 30, 2004, advertising and promotion expenses were $1,706 or approximately one percent of our operating expenses as compared to $86 or approximately one percent of our operating expenses for the six-month period ended June 30, 2003. We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in new marketing programs and increase our investor relations budget.

     General overhead expenses totaled $404,869 for the six month period ended June 30, 2004, or approximately 60% of our total operating expenses and approximately 103% of our total revenue, as compared to $90,185 for the six month period ended June 30, 2003, which was approximately 45% of our total operating expenses and approximately 23% of our total revenue. General overhead expenses for the six month period ended June 30, 2004 included rent and utilities in the amount $19,718, telephone costs in the amount of $8,022, costs of travel related to operations in the amount of $17,536, tools and warehouse supplies in the amount of $3,938, professional fees in the amount of $106,178, automotive costs in the amount of $4,499, insurance costs totaling $16,138 and office and administration expenses in the amount of $228,840.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $106,178 during the six-month period ended June 30, 2004 as compared to $7,800 for the six-month period ended June 30, 2003. The professional fees related to preparation of our Securities Exchange Act reports, fees related to preparing our Annual Meeting, and professional fees associated with consulting and representation. Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year. If we are successful in making an acquisition, we will incur expenses relating to the drafting and review of the documents related to the transaction.

     Depreciation and amortization expense was $15,812 for the six-month period ended June 30, 2004 as compared to $16,638 for the six-month period ended June 30, 2003.

     Gross Profit. Costs of goods sold were $309,181 for the six-month period ended June 30, 2004 as compared to $247,124 for the six-month period ended June 30, 2003. Gross profits were $84,478 or approximately 22% of revenues for the six-month period ended June 30, 2004 as compared to $153,087 or approximately 38% of revenues for the period ended June 30, 2003. The decrease in gross profit as a percentage of revenue reflects the performance of hazardous location air conditioning manufacturing, which realize lower gross profit margins than our on site services. Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

     Operating Net Income. For the quarter ended June 30, 2004, we realized net loss for the second quarter of 2004 of $(586,754) or $(0.01) per share as compared to a net loss of $(45,921) for the second quarter of 2003, or $(0.02) per share.

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements, particularly as they relate to our desire to expand through acquisitions, our plan to expand services, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology, the acceptance of our third party certified equipment by our clients and the availability of new contracts.

     To date, we have funded our operations with the revenue we earn and through sales of our securities. A substantial portion of the revenue we earn comes from our business relationships with large oil industry customers. If one or both of these business relationships were terminated, our revenues could decline significantly. We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations. Currently, however, we believe that revenues from our operations together our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004. During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

     As of June 30, 2004 we had working deficit of $(809,203) made up of cash, and accounts receivables of $157,116. Cash flow used for operating activities required $(437,219) during six months ended June 30, 2004. We anticipate that cash will remain constant for 2004. Our cash resources may decrease if we complete an acquisition during 2004, or if we are unable to maintain positive cash flow from our business through 2004.

     Cash flow provided by investing activities during the six-month period ended June 30, 2004 was $1,011, due to recapitalization. Net cash flow from financing activities during the six-month period ended June 30, 2004, was $413,695, which included proceeds from our private offering and proceeds from the exercise of stock options.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiary, Marmion Air Service, whose operations are conducted in United States dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

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

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                            IDENTIFICATION OF EXHIBIT
-----------                            -------------------------

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

     On September 28, 2004, we filed a Current Report of Form 8-K/A reporting the required historical financial statements or pro forma financial information of Marmion Investments, Inc. at the time of the filing of the Current Report on Form 8-K on May 25, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARMION INDUSTRIES CORP.

Dated September 29, 2004.

                                        By /s/ Wilbert H. Marmion
                                          --------------------------------------
                                          Wilbert H. Marmion,
                                          President and Chief Executive Officer