Form 10QSB
period 2004-09-30
MARMION INDUSTRIES CORP
filed 2004-11-22
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________


                        COMMISSION FILE NUMBER: 000-31507


                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

                 NEVADA                                     06-1588136
       (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

   9103 EMMOTT ROAD, BUILDING 6, SUITE A
              HOUSTON, TEXAS                                   77040
   (Address of principal executive offices)                  (Zip Code)

                                 (713) 466-6585
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 298,430 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   2
Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . . . .   2
Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . .  10
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  12
    Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  12
    Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . .  12
    Item  3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  12
    Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .  12
    Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  12
    Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  12
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 14 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 15 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 16 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 17

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page F-1 through F------.

                            MARMION INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)


                                    ASSETS
Current assets
  Cash                                                                       $    26,357
  Accounts receivable, net of allowance for doubtful accounts of $0              118,192
                                                                             ------------
    Total current assets                                                         144,549

Property and equipment, net                                                      103,046
                                                                             ------------

    TOTAL ASSETS                                                             $   247,595
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                           $   179,376
  Accrued expenses                                                                45,599
  Accrued salaries - officers                                                    344,592
  Advances - stockholder                                                          30,984
  Notes payable - related party                                                  300,000
  Current maturities of notes payable                                             16,169
                                                                             ------------
    Total current liabilities                                                    916,720

Notes payable, net of current maturities                                          33,053
                                                                             ------------

    TOTAL LIABILITIES                                                            949,773

Commitments

STOCKHOLDERS' DEFICIT:
  Series A preferred stock, $.001 par value, 500,000,000 shares authorized,
    2,870,000 shares issued and outstanding                                      147,669
  Common stock, $.001 par value, 3,000,000,000 shares authorized,
    298,430 shares issued and outstanding                                            298
  Additional paid in capital                                                     930,352
  Retained earnings                                                           (1,780,497)
                                                                             ------------
    Total Stockholders' Deficit                                                 (702,178)
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   247,595
                                                                             ============

                                 MARMION INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        (UNAUDITED)

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                  -----------------------------  -------------------------
                                     2004            2003            2004         2003
                                  -----------  ----------------  ------------  -----------
Revenues                          $  349,079   $       140,733   $   742,738   $  540,944

Cost of sales                        241,152           162,608       550,333      409,732
                                  -----------  ----------------  ------------  -----------

Gross profit                         107,927           (21,875)      192,405      131,212
                                  -----------  ----------------  ------------  -----------

Costs and expenses
  Salaries and employee benefits     164,824           123,473       431,185      232,296
  General and administrative         627,462            69,000     1,032,331      159,185
                                  -----------  ----------------  ------------  -----------
    Total costs and expenses         792,286           192,473     1,463,516      391,481
                                  -----------  ----------------  ------------  -----------

Net loss                          $ (684,359)  $      (214,348)  $(1,271,111)  $ (260,269)
                                  ===========  ================  ============  ===========

Net loss per share                $    (3.05)  $        (45.40)  $    (13.95)  $   (55.13)
                                  ===========  ================  ============  ===========

Weighted average shares
  outstanding:
    Basic and diluted                224,727             4,721        91,121        4,721
                                  ===========  ================  ============  ===========

                            MARMION INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                                         2004         2003
                                                     ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(1,271,111)  $(260,269)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                       23,679      24,959
      Loss on disposition of asset                             -       4,945
      Stock for services                                 438,200           -
      Stock options                                       85,356           -
        Changes in assets and liabilities:
          Accounts receivable                             32,306     (13,433)
          Accounts payable                                89,830     138,048
          Accrued expenses                                15,971      13,481
          Accured salaries - related party                     -      67,296
                                                     ------------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (585,769)    (24,973)
                                                     ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposition of Assets                                        -      20,421
  Net cash received in recapitalization                    4,477           -
  Capital expenditures                                    (3,466)    (55,445)
                                                     ------------  ----------

CASH FLOWS FROM INVESTING ATIVITIES
                                                           1,011     (35,024)
                                                     ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of exercise of common stock options           549,286           -
  Advances - stockholder, net                            (60,125)     68,379
  Proceeds from notes payable - related party            255,000      35,445
  Repayment from notes payable - related party          (200,000)    (34,442)
  Repayment of notes payable                             (11,908)          -
                                                     ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES                     532,253      69,382
                                                     ------------  ----------

NET INCREASE (DECREASE) IN CASH                          (52,505)      9,385

Cash, beginning of period                                 78,862      (9,158)
                                                     ------------  ----------

Cash, end of period                                  $    26,357   $     227
                                                     ============  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $     2,119   $   2,212
                                                     ============  ==========
  Income taxes                                       $         -   $       -
                                                     ============  ==========

                            MARMION INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Marmion Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's statement filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2003 as reported in Form 8-K, have been omitted.


NOTE  2  -  STOCK  BASED  COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Industries granted 78,750,000 options to purchase common stock to employees in the nine months ending September 30, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Industries recorded compensation expense of $85,356 under the intrinsic value method during the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share if Marmion Industries had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,             September 30,
                                                           2004         2003          2004         2003
                                                        -----------  -----------  ------------  -----------
Net loss available to common stockholders, as reported
                                                        $ (684,359)  $ (214,348)  $(1,271,111)  $ (260,269)
Add: stock based compensation
  determined under intrinsic value
  based method                                              41,856            -        85,356            -
Less:  stock based compensation
  determined under fair value
  based method                                            (279,038)           -      (403,863)           -
                                                        -----------  -----------  ------------  -----------

  Pro forma net loss                                    $ (921,541)  $ (214,348)  $(1,589,618)  $ (260,269)
                                                        ===========  ===========  ============  ===========

  Basic and diluted net income
    (loss) per share:
      As reported                                       $    (0.01)  $    (0.09)  $     (0.03)  $    (0.11)
                                                        ===========  ===========  ============  ===========
      Pro forma                                         $    (0.01)  $    (0.09)  $     (0.03)  $    (0.11)
                                                        ===========  ===========  ============  ===========

NOTE 3  -  ADVANCES  -  STOCKHOLDER

Marmion Industries has received net advances from the President of $30,984. The advances are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest as of September 30, 2004 and 2003 was $21,506 and $13,550, respectively.


NOTE  4  -  EQUITY

In November 2004 Marmion Industries approved a change to their articles of incorporation bring the number of authorized shares of common stock to 3,000,000,000 and authorized shares of preferred stock to 500,000,000.

In November 2004, Marmion Industries declared a reverse stock split effected in the form of one common shares for each five hundred (500) issued and outstanding common share of Marmion Industries common stock. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

During the nine months ended September 30, 2004, employees' exercised options to acquire 78,750,000 shares (pre split) of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Marmion Industries received proceeds totaling $549,286.

During the nine months ended September 30, 2004 Marmion Industries issued 74,000 shares (post split) of common stock to various consultants. The shares were valued at $438,200.

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

MANAGEMENT'S PLAN OF OPERATION

     Prior to 2002 we were a blind pool whose sole business and direction was to identify and merge with an operating business. During 2002 we entered into two separate transactions to acquire operating businesses. Both acquisitions proved not to be profitable and were terminated. During 2002 and 2003, we continued our efforts to identify and merge with an operating bushiness and entered into several agreements and transactions to accomplish that goal.

     We were formed in Florida on September 5, 1996 under the name Fairbanks, Inc. On April 18, 1997, we changed our name to Jet Vacations, In. On May 11,
1998 we changed our name to Precom Technology, Inc. On October 12, 2002 we again changed our name, this time to International Trust & Financial Systems, Inc. Although we were founded in 1996, our original business plan was capital intensive and we were unable to raise the capital necessary to implement or carry out our original plan.

     In accordance with Florida law, our board of directors unanimously voted on August 13, 2002 to amend our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of one-for-two, effective as of the close of business on September 10, 2002.

     On January 19, 2004, a change in control occurred as the result of the acquisition of our capital stock of the Registrant by Wilbert H. Marmion and Stephen F. Owens. Pursuant to that certain Purchase and Escrow Agreement dated November 12, 2003, by and between us and Wilbert H. Marmion, and J.

Bennett Grocock, P.A., on January 19, 2004 Mr. Marmion acquired 2,360,430 shares of our common stock and 2,870,000 share of our preferred stock. Each of our preferred shares is convertible into 40 shares of our common stock, and each preferred share has the voting rights as 40 shares of our common stock. All of the common and preferred shares acquired by Mr. Marmion carried a legend restricting the transfer there of under the Securities Act of 1933, as amended.

     On January 19, 2004, Mr. Owens acquired 2,999,855 shares of our free-trading common stock.

     Additionally with a consummation of the stock purchase transactions, Tim B. Smith and David A Pells resigned their positions as our officers and directors. Wilbert H. Marmion was elected our sole director and the Registrant in their place and stead. On February 24, 2004, Wilbert H. Marmion, our sole director at the time, appointed Ellen Raidl and John Royston to serve as directors alongside Wilbert H. Marmion. Ms. Raidl and Mr. Royston were also elected our officers. Consequently, as of the date of this Quarterly Report, we have the following officers:

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

     On  May  25,  2004,  we  filed a Certificate of Designation for the Class A
Preferred Stock. 2,870,000 shares of our Preferred Stock were designated as Class A Preferred Stock. The shares of the Class A Preferred Stock are convertible into 40 shares of the common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Class A Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Class A Preferred Stock held by such holder multiplied by 40.

     On July 15, 2004, we filed an Amendment to the Certificate of Designation for the Class A Preferred Stock, which increased the number of shares designated as Class A Preferred Stock from 2,870,000 to 10,000,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Revenues. During the three months ended September 30, 2004, we had net revenues of $349,079 compared to $140,733 during the same period in 2003, an increase of $2,083 (a 1% increase). Costs of sales were $241,152 or approximately 69% of our revenues during the three-month period ended September 30, 2004 as compared to $162,608 or approximately 116% during the same period in 2003.

     The increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the slow stabilization of the events in the Middle East. We believe that our hazardous location manufacturing business is directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn.

     Operating Expenses. During the three-month period ended September 30, 2004, operating expenses were $792,286 or approximately 125% of revenue as compared to $192,473 or approximately 137% of revenue for the same period in 2003. The increase in operating expenses as a percentage of revenues is the result of the increase in jobs that have been awarded as well as an increase in professional fees and the hiring of new employees during the 2004 fiscal year.

     Personnel and consulting expenses were $197,514 or approximately 75% of our operating expenses during the three-month period ended September 30, 2004 as compared to $44 or approximately 1% of our operating expenses during the three-month period ended September 30, 2003. The number of our employees increased due to the addition of higher quality employees to increase revenues. During the three month period ended September 30, 2004, as a result of the increase in employees, salaries and benefits increased to $164,824 as compared to $56,177 for the same period in 2003, commissions decreased to $0 as compared to $765 for the same period in 2003.

     During the three-month period ended September 30, 2004, advertising and promotion expenses were $6,637 or approximately 1% of our operating expenses as compared to $375 or approximately .2% of our operating expenses for the three-month period ended September 30, 2003. We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs, and increase our investor relations budget.

     General overhead expenses totaled $627,462 for the three month period ended September 30, 2004, or approximately 79% of our total operating expenses and approximately 180% of our total revenue, as compared to $136,296 for the three month period ended September 30, 2003, which was approximately 71% of our total operating expenses and approximately 97% of our total revenue. General overhead expenses for the three month period ended September 30, 2004 included rent and utilities in the amount $13,697, telephone costs in the amount of $5,786, costs of travel related to operations in the amount of $8,578, repair and maintenance costs in the amount of $20, automotive costs in the amount of $3,821, insurance costs totaling $7,698 and office and administration expenses in the amount of $587,682.

     We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $88,247 during the three-month period ended September 30, 2004 as compared to $44 for the three-month period ended September 30, 2003. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meetings, and professional fees associated with consulting and representation. Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year. If we are successful in making an acquisition, we will incur expenses relating to the drafting and review of the documents related to the transaction.

     Depreciation and amortization expense was $7,867 for the three-month period ended September 30, 2004 as compared to $3,283 for the three-month period ended September 30, 2003.

     Gross Profit. Costs of goods sold were $241,152 for the three-month period ended September 30, 2004 as compared to $162,608 for the three-month period ended September 30, 2003. Gross profits were $107,927 or approximately 30% of revenues for the three-month period ended September 30, 2004 as compared to $(21,875) or approximately 26% of revenues for the period ended September 30, 2003. Future gross profit margins may vary considerably from quarter-to-quarter depending on the performance of our various divisions.

     Operating Net Income. For the quarter ended September 30, 2004 we realized a net loss from continuing operations of $(684,359) or $(0.01) per share as compared to a net loss of $(214,348) for the third quarter of 2003, or $(0.09) per share.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements, particularly as they relate to our desire to expand through acquisitions, our plan to expand services, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology, the acceptance of our third party certification by our clients and the availability of new contracts

     To date, we have funded our operations with the revenue we earn and through sales of our securities. A substantial portion of the revenue we earn comes from our business relationships with large oil industry companies. If one or both of these business relationships were terminated, our revenues could decline significantly. We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations. Currently, however, we believe that revenues from our operations together with the proceeds from the offering of our securities we undertook in January 2004 and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004. During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

     As of September 30, 2004 we had working deficit of $(772,171) made up of cash and accounts receivables of $118,192. Cash flow used for operating activities required $(585,869) during the quarter ended September 30, 2004. We anticipate that cash will remain constant for 2004. Our cash resources may decrease if we complete an acquisition during 2004, or if we are unable to maintain positive cash flow from our business through 2004.

     Cash flow used in investing activities during the three-month period ended September 30, 2004 was $(1,011), due to recapitalization. Net cash flow from financing activities during the three-month period ended September 30, 2004, was $523,253, which included proceeds from our private offering and proceeds from the exercise of stock options.

Nine months ended September 30, 2004 compared to the corresponding period in 2003.

     Revenues. During the Nine months ended September 30, 2004, we had net revenues of $742,738 compared to $540,944 during the same period in 2003, an increase of $201,794 (a 37% increase). Costs of sales were $550,333 or approximately 74% of our revenues during the nine month period ended September 30, 2004 as compared to $409,732 or approximately 76% during the same period in 2003.

     The increase in revenues reflects strong performance in our operations generally. We believe that our hazardous location air conditioner manufacturing will have positive effect on the revenues we earn. The decrease in the costs of sales as a percentage of revenue is attributed to the strong performance of our business products.

     Operating Expenses. During the nine-month period ended September 30, 2004, operating expenses were $1,032,331 or approximately 139% of revenue as compared to $226,481 or approximately (.61)% of revenue for the same period in 2003. The increase in operating expenses as a percentage of revenues is the result of increased cost in professional fees and increase in payroll during the 2004 fiscal year.

     Personnel and consulting expenses were $431,185 or approximately 29% of our operating expenses during the nine month period ended September 30, 2004 as compared to $165,000 or approximately 22% of our operating expenses during the nine-month period ended September 30, 2003. The number of our employees increased due to our expansion. During the nine month period ended September 30, 2004, as a result of the increase in employees, commissions and salaries increased to $236,041 as compared to $76,607 for the same period in 2003, commissions increased to $5,500 as compared to $765 for the same period in 2003.

     During the nine-month period ended September 30, 2004, advertising and promotion expenses were $8,342 or approximately .57% of our operating expenses as compared to $461 or approximately .10% of our operating expenses for the nine-month period ended September 30, 2003. We anticipate that advertising and promotion expenses will increase substantially for the remainder of 2004 as we participate in joint marketing programs and increase our investor relations budget.

     General overhead expenses totaled $1,032,331 for the nine month period ended September 30, 2004, or approximately 71% of our total operating expenses and approximately 144% of our total revenue, as compared to $226,481 for the nine month period ended September 30, 2003, which was approximately 58% of our total operating expenses and approximately 42% of our total revenue. General overhead expenses for the six month period ended September 30, 2004 included rent and utilities in the amount $29,595, telephone costs in the amount of $10,398, costs of travel related to operations in the amount of $17,467, repair and maintenance costs in the amount of $878, automotive costs in the amount of $7,778, insurance costs totaling $11,456 and office and administration expenses in the amount of $958,759.

     We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $194,425 during the nine-month period ended September 30, 2004 as compared to $7,844 for the nine-month period ended September 30, 2003. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meeting. Furthermore, if we find an appropriate target, we intend to try to make at least one acquisition during this fiscal year. If we are successful in making an acquisition, we will incur expenses relating to the drafting and review of the documents related to the transaction.

     Depreciation and amortization expense was $23,679 for the nine-month period ended September 30, 2004 as compared to $9,849 for the nine-month period ended September 30, 2003.

     Gross Profit. Costs of goods sold were $550,333 for the nine-month period ended September 30, 2004 as compared to $409,732 for the nine-month period ended September 30, 2003. Gross profits were $192,405 or approximately 26% of revenues for the six-month period ended September 30, 2004 as compared to $131,212 or approximately 24% of revenues for the period ended September 30, 2003.

     Operating Net Income. For the nine months ended September 30, 2004 we realized a deficit in continuing operations of ($1,271,111) as compared to ($260,269) in the nine months ended September 30, 2003

     We intend to continue to find ways to expand our business, including through acquisitions. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiary, Marmion Investments, Inc., whose operations are conducted in United States dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses. The management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

RECENT DEVELOPMENTS

     Effective November 16, 2004, we filed Articles of Amendment to our Articles of Incorporation, increasing the number of our authorized common shares to 3,000,000,000 and increasing the number of our authorized preferred shares to 500,000,000.

     Effective November 19, 2004, we implemented a one for 500 reverse split of our issued and outstanding common stock.

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

ITEM  2.  CHANGES  IN  SECURITIES.

     Please see "Recent Developments," supra, for information related to changes in our capital structure and the November 19, 2004 reverse split of our common stock.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     At a special meeting of our shareholders held on July 12, 2004, our majority shareholders voted in favor of a resolution which changed our domicile from Florida to Nevada. The change in domicile resulted in a change in our name from "International Trust and Financial Systems, Inc." to "Marmion Industries Corp.," change in our jurisdiction of incorporation from the State of Florida to the State of Nevada and the adoption of new articles of incorporation and bylaws, which now govern us under Nevada law.

     The total number of votes cast in favor of each of the above proposals was 117,160,430 shares of our common stock, which number was sufficient to approve pass the proposed corporate actions.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT NO.                                 IDENTIFICATION OF EXHIBIT
-----------                                 -------------------------

   3.1**     Articles of Incorporation of International Trust & Financial Systems, Inc.
   3.2**     Articles of Incorporation of Marmion Industries Corp.
   3.3**     Articles of Amendment to the Articles of Incorporation of Marmion Industries Corp.
   3.4*      Certificate of Designation for Marmion Industries Corp.
   3.5*      Certificate of Amendment to the Certificate of Designation for Marmion Industries Corp.
   3.6**     Articles of Merger of International Trust & Financial Systems, Inc. with and into Marmion
             Industries Corp., filed with Secretary of State of Nevada on July 12, 2004.
   3.7**     Articles of Merger of International Trust & Financial Systems, Inc. with and into Marmion
             Industries Corp., filed with Secretary of State of Florida on July 12, 2004.
   3.8**     Bylaws of International Trust & Financial Systems, Inc.
   3.9**     Bylaws of Marmion Industries Corp.
   10.1**    Plan of Merger.
   31.1*     Certification of Wilbert H. Marmion, Chief Executive Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   31.2*     Certification of Wilbert H. Marmion, Chief Financial Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
   32.1*     Certification of Wilbert H. Marmion, Chief Executive Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
   32.2*     Certification of Wilbert H. Marmion, Chief Financial Officer of Marmion Industries Corp.,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002

__________
*    Filed  herewith.
**  Previously  filed.

(b)     Reports on Form 8-K.

     On July 23 2004, we filed a Current Report on Form 8-K regarding the completion of the steps necessary to effect the change in our name from "International Trust and Financial Systems, Inc." to "Marmion Industries Corp." and the change in our domicile from the State of Florida to the State of Nevada effective July 12, 2004.

     On August 23, 2004, we filed a Current Report on Form 8-K regarding the change in our certifying accountant.

     On September 28, 2004, we filed an Amended Current Report on Form 8-K/A regarding the financial statements and pro forma financial information of Marmion Investments, Inc., our wholly-owned subsidiary.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARMION INDUSTRIES CORP.

Dated November 22, 2004.

                                        By  /s/ Wilbert H. Marmion
                                          --------------------------------------
                                            Wilbert H. Marmion,
                                            Chief Executive Officer