Form 10KSB
period 2004-12-31
MARMION INDUSTRIES CORP
filed 2005-05-19
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NO.  000-31507

                            MARMION INDUSTRIES CORP.
               (Exact name of issuer as specified in its charter)

                 NEVADA                               06-1588136
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

 9103 EMMOTT ROAD, BUILDING 6, SUITE A                  77040
              HOUSTON TEXAS

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 21, 2005: $.0007.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2005: 6,413,601 - shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                             TABLE OF CONTENTS

Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.    Description of Property.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 3.    Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.    Submission of Matters to a Vote of Security Holders.. . . . . . . . . . . . . . . . . . . .  10
Item 5.    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . .  10
Item 6.    Management's Discussion and Analysis or Plan of Operation.. . . . . . . . . . . . . . . . .  12
Item 7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . .  16
Item 8A.   Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 8B    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
           of the Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . .  22
Item 13.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 14.   Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                     PART I

ITEM 1.   BUSINESS.

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

     In July of 2004, we completed a merger and change of our domicile from Florida to Nevada. We also changed our name from "International Trust and Financial Systems" to "Marmion Industries Corp."

CHANGE  OF  CONTROL

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

     On May 20, 2004, Wilbert H. Marmion, our President and Chief Executive Officer, contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to us as a contribution to our capital. The shares contributed to us by Wilbert H. Marmion constitute one hundred percent of the issued and outstanding shares in Marmion Investments, Inc.

     As a result of the capital contribution by Mr. Marmion, Marmion Investments, Inc. became our wholly-owned subsidiary.

CHANGE  IN  DOMICILE

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

     In order to effect a change in our domicile and name, our predecessor, International Trust and Financial Systems, Inc., was merged with and into Marmion Industries Corp., a Nevada corporation ("Marmion") on July 12, 2004, by filing the Articles of Merger with the Secretaries of State of Florida and Nevada. The merger had previously been approved by the holders of a majority of the shares of International Trust and Financial Systems, Inc. and of Marmion Industries Corp. Following the merger the separate corporate existence of International Trust and Financial Systems, Inc. ceased and the officers and directors of International Trust and Financial Systems, Inc. became our officers and directors. The shareholders of International Trust and Financial Systems, Inc. received one share of our common stock for every one share of the common stock of International Trust and Financial Systems, Inc. held by the common shareholders of International Trust and Financial Systems, Inc. The one share of our common stock, outstanding immediately prior to the merger, was cancelled.

     As a result, following the merger and the changes in name and domicile, the current common shareholders of International Trust and Financial Systems, Inc. held all of our issued and outstanding shares of the common stock.

CURRENT BUSINESS PLAN

     Marmion Industries manufactures and modifies HVAC equipment for the Petrochemical industry specifically for hazardous location applications. We custom engineer special systems for strategic industrial environments. Additionally we perform new commercial HVAC construction services currently in the Houston, Texas area.

     We currently target Refinery and Chemical plants service companies that build analyzer shelters, controls centers and computer rooms in corrosive or hazardous locations on our industrial side. Commercially we are emerging into the new HVAC construction market to take advantage of the constant new development taking place in the Houston area.

      With the demand for oil and the price increasing constantly in today's market our position in this industry is poised to take advantage of the increasing boom in petroleum expansion taking place both here in the national market as well as the international markets emerging in Mexico, the middle east and South America. We foresee the next cycle that has already begun while the commercial market and population expansion currently taking place in the gulf-coast area to continue long into the future.

     Marmion Industries Corp. dba Marmion Air Service TACLB019367E. In November of 2004 the license was upgraded to TACLA019367C. This license allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons..

     Marmion  Industries  Corp.  began  seven  years  ago  as  a HVAC company in
Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion. In the first few years we were fortunate to have acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and accomplished $1.1 million in revenues. When the stock market reversed in the early 2001 Marmion had already begun building industrial grade machines and providing them to Petrochemical customers in the Houston area. At that time Nextel due to the low price of their stock began tightening their services budgets across the board drastically and approached us to reduce our pricing to a rate below our cost factor. We at that time made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Making alliances with a major wall mount air conditioner manufacturer Marvair, a subsidiary of Airxcel Inc. that is owned by Citicorp we have been able to gain a large market share rapidly. Our past experiences of cycles of business has led us to the conclusion that diversification is the key to both market share and survival. In 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. Marmion has through out its seven years in this business built and maintained a reputation for quality service. While every project has not gone without its challenges we have learned, adapted, and grown through each experience. Until 2003 we operated solely as an S corporation and in 2003 converted to C corp. in anticipation of going in to the public arena to give us the ability to grow more rapidly by being able to raise capital and engage in acquisitions of synergistic companies. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish its business objectives. We have been able to survive in the market place due to our flexibility and eye on the future while correctly estimating future trends.

     Our greatest strength comes from our team of employees and the number of years of experience we collectively bring to the table. What makes us succeed is our intense belief that we produce a better product and go the extra mile to provide service to our customers. Most of our competitors that have lost market share to us have compensated by raising their prices rather than focus on greater service this gives us even more advantage by demonstrating that their philosophies are antiquated.

     We see our biggest challenge as the ability to attract and keep excellent employees to accomplish our objectives due to the fact that we do not have any type of benefits program in effect. Cash flow has and remains a major challenge due to the fact that we are out growing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our supplier's bill us on 30 day terms. We have need for larger facilities and equipment to increase profitability and meet increasing demand. A lot of what we outsource could easily be made in our own shop if we had the proper equipment adding 10- 15% greater yield per job in the industrial sector additionally, new equipment would allow us to take on a diversified work load further adding to profitability.

     Our long term plans for growth include expanding our industrial base into Louisiana and abroad through new licensing and business contacts from ongoing marketing. We have just begun to tap into the commercial market here in the Houston area; however, the licensing in Louisiana will allow us to do commercial projects there also. Market research has shown a higher percentage of profit in the other areas due fewer contractors to bid on the work. We believe with right personnel and growth capital that we can grow our commercial division over the next two years. With additional sales staff we can grow the industrial side of this business in line with the commercial side due to a number of factors. First and foremost we are acquiring third party certification on our industrial line of equipment that enables us to bid and successfully be awarded jobs that would normally have been out of our reach and available only to the older established on this business. We because of third party certification will now be able to be specified into large multi-national petrochemical company's specifications. This gives us an edge and increased profit line. We are currently calling on and educating engineering companies in Houston so they are aware of the options now available to them and their customers. We have and are continuing to put pressure on our competitors in this business and as we push further into what has been their territory we are constantly on the look out for potential acquisitions.

     By attracting and keeping better employees and retaining our current ones we feel that continuing our 30 percent growth rate over the next 3-5 years will be sustainable. We feel that we will surpass that rate in 2005, but feel we should remain conservative in our estimates. We believe that with one or two strategic acquisitions we will be a great candidate to attract the eye of a large conglomerate.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Mr. Wilbert H. Marmion, our key officer and director. Mr. Marmion has played a major role in developing and executing our business strategy. The loss of Mr. Marmion could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Marmion.

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

CORPORATE OFFICES

     Our executive office is located at 9103 Emmott Road, Building 6, Suite A, Houston, Texas, 77040. The telephone number to call for information is (713) 466-6585.

RECENT CHANGES IN OUR CORPORATE STRUCTURE

     Effective May 25, 2004, we designated 2,870,000 shares of our preferred stock as the Series A Preferred Stock. Each share of our currently issued and outstanding Series A preferred stock may be converted into 40 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series A preferred stock shall then be convertible.

     Effective June 3, 2004, we amended our Articles of Incorporation to authorize 290,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

     Effective July 15, 2004, we amended our Certificate of Designation establishing the Series A Preferred Stock to increase the number of shares designated as the Series A Preferred Stock from 2,870,000 shares to 10,000,000 shares.

     Effective November 16, 2004, we amended our Articles of Incorporation to authorize 3,000,000,000 shares of common stock and 500,000,000 shares of preferred stock.

     Effective November 19, 2004, we implemented a one for 500 reverse split of our common stock.

     Effective January 26, 2005, we designated 30,000,000 shares of our preferred stock as the Series B preferred stock. Each share of our Series B
Preferred Stock is convertible into 100 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series B Preferred Stock shall then be convertible.

     Effective March 17, 2005, we implemented a one for 1,000 reverse split of our common stock.

EMPLOYEES

     We have 10 full-time employees as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.20 to a low of $0.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

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

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Marmion Industries Corp. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Marmion Industries Corp., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

ITEM 2.   DESCRIPTION OF PROPERTY.

     Our principal offices are located at 9103 Emmott Road, Building 6, Suite A, Houston Texas 77040. We lease our offices under an operating lease that expires in April 2005. The monthly cost of the lease is $2,850.00.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 10, 2004, the holder of the majority of our voting capital stock acted by written consent to effect the following corporate actions:

     1. Elect Wilbert H. Marmion, Ellen Raidl and John Royston to the Company's board of directors.

     2. Amend our articles of incorporation to increase the number of our authorized shares of common stock to 3,000,000,000 shares.

     3. Amend our articles of incorporation to increase the number of our authorized shares of preferred stock to 500,000,000 shares.

     4. Ratify the selection of Lopez, Blevins, Bork & Associates LLP as our independent public accountants for the fiscal years ending December 31, 2003 and December 31, 2004; and

     5. Grant discretionary authority to our board of directors to effect a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 500 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors.

     We had a consenting stockholder, Mr. Wilbert H. Marmion, our president, director, and chief executive officer, who held 2,360,430 shares of our common stock and 2,870,000 shares of our preferred stock on the record date for the above-described corporate actions.

     Pursuant to our certificate of designation establishing Series A preferred stock, each share of our currently issued and outstanding preferred stock may be converted into 40 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the preferred stock shall be entitled to the number of votes on such matters equal to the number of shares of the preferred stock held by such holder multiplied by the number of shares of the common stock each such share of the preferred stock shall then be convertible. Therefore, Mr. Marmion had the power to vote 117,160,430 shares of the common stock which number exceeded the 46,489,901 outstanding shares of our common stock as of the record date.

     Mr. Marmion had the power to pass the proposed resolutions without the concurrence of any of our other stockholders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until July 14, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol "ITFI.OB." On July 14, 2004, in connection with our name change, our symbol changed from "ITFI.OB" to "MRMN.OB." On November 19, 2004, in connection with a one for 500 reverse split of our common stock, our symbol was changed from "MRMN.OB" to "MMON.OB." On March 17, 2005, in connection with the one for 1,000 split of our common stock, our symbol changed from "MMON.OB" to "MMIC.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2003   HIGH   LOW
First Quarter         N/A    N/A
Second Quarter        N/A    N/A
Third Quarter        0.05   0.04
Fourth Quarter       0.08   0.08

CALENDAR YEAR 2004   HIGH   LOW
First Quarter        0.15   0.13
Second Quarter       0.03   0.01
Third Quarter        0.03   0.01
Fourth Quarter      0.0003  0.05

     As of March 31, 2005, we had 6,413,601 shares of our common stock outstanding. Our shares of common stock are held by approximately 200 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  -----------------
                                                                     Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                    units)      dollar value) of
                                                 purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
   Period        purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  -----------------
October 2004 .            -0-              -0-             -0-                -0-
November 2004.            -0-              -0-             -0-                -0-
December 2004.            -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  -----------------
Total. . . . .            -0-              -0-             -0-                -0-
               ==============  ===============  ==============  =================

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S  PLAN  OF  OPERATIONS

     The Company is a designer and manufacturer of hazardous location air conditioners, chemical filtration, pressurization equipment for the industrial market and distributes their equipment in the industrial building, refinery, grain, electric provider industries.

     The Company supplies several different types of hazardous location equipment to several of the worlds largest industrial building manufacturers. The Company believes that its equipment is superior to those of its competitors, due to expert engineering and design. It's reputation as a dependable source of high quality equipment has resulted in its long term relationships with leading industrial building manufacturers. Sales to these companies provides a significant recurring steam of revenue through sales and replacement units in the aftermarket.


     The Company also distributes wall mount air conditioners, environmental control units, heat pumps for the heating and air conditioning company "Marvair". Our customer's are principally in the industrial market and we have the ability to purchase to their specifications. The company believes that it will continue to benefit from an increased need for cooling units in the industrial market, due to the rebuilding of refineries in the middle eastern countries as well as Mexico and South America. The company has a good position in its market through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of our current production allows the Company to work closely with customers to develop and produce equipment that meets their specific needs efficiently and quickly.

     AVAILABILITY  OF  RAW  MATERIALS

     Most of the major components parts for the products we sell, such as base units, electrical parts and motors are purchased from suppliers. The Company has strong relationships with its suppliers and has alternate suppliers for all components.

     COMPETIVIE  CONDITIONS

     As of December 31, 2004, there were four primary competitors to Marmion within the industry.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     Marmion Industries Corp's net sales to its top three customers accounted for 50% of the Company's net sales for 2004. There can be no assurance that the Company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the Company. In addition, many of the arrangements that the Company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

Revenue for the 12 months ended December 31, 2004 was $1,090,404 compared to $880,043 for the 12 months ended December 31, 2003. Revenue increased due to mainly the resale of air conditions to the industrial market and an increase in purchase orders received for manufactured hazardous location equipment in 2004.

COST  OF  REVENUE

     Cost of revenue was $800,126 for the 12 months ended December 31, 2004, compared to $587,803 sales for the 12 months ended December 31, 2003. Cost of revenue increased due to increase of purchases to fulfill the sales volume in 2004. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses ("G&A") were $1,799,940 for the 12 months ended December 31, 2004, compared to $248,087 for the 12 months ended December 31, 2003, an increase of $1,551,853 or approximately percent. The increase in G&A is due primarily due to stock issued for services. The primary components of the G&A during the 12 months ended December 31, 2004 were professional consulting fees of $509,588.

     We expect G&A expenses to increase substantially in the coming 12 months due to the increase in cost associated with expanding the growth of the company. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the twelve-month period ended December 31, 2004, operating expenses were $3,391,029 as compared to $638,015 for the same period in 2003. The increase in professional expenses and operating expenses are mainly a result of launching new product lines and related expenses. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses. The positive side of this operating loss will be beneficial to us as two - three of our business units become profitable in 2005 and the Net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

     During the 12 months ended December 31, 2004, we generated a net loss of $3,100,751. During the 12 months ended December 31, 2004, we used cash in operating activities of ($1,625,479), cash provided by investing activities was ($1,010), and cash provided by financing activities was $1,571,199.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement will have a material impact on our consolidated results of operations

RECENT  ACCOUNTING  PRONOUNCEMENTS

     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements.
SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In  April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-20.

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

     On March 19, 2004, we terminated the client-auditor relationship with Randy Simpson, C.P.A., PC ("Simpson").

     Simpson's reports on our financial statements for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Simpson's reports on the our Forms 10-QSB for the year 2002 and Form 10-KSB for the year ended December 31, 2002 raised substantial doubt about our ability to continue as a going concern.

     The decision to change accountants was recommended by our Board of Directors.

     During the two most recent fiscal years and any subsequent interim period through March 19, 2004 there have not been any disagreements between us and Simpson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Simpson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for such periods.

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

     We provided Simpson with a copy of our disclosures on Form 8-K, before its filing with the Commission. We requested Simpson to furnish us with a letter addressed to the Commission stating whether it agreed with the statements made by us in our Current Report and, if not, stating the respects in which they do not agree.

     We filed Simpson's letter as an exhibit to our Current Report filed with the Commission on March 24, 2004.

     On August 20, 2004, Malone & Bailey were dismissed as our independent auditors. Malone & Bailey's report dated April 6, 2004, on our balance sheet of as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from September 1, 1996 through December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that the report indicated that we have suffered recurring losses and our need to raise additional capital raised substantial doubt about our ability to continue as a going concern.

     In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Malone & Bailey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey would have caused Malone & Bailey to make reference to the matter in their report.

     We provided Malone & Bailey with a copy of our disclosures on Form 8-K, before its filing with the Commission. We requested Malone & Bailey to furnish us with a letter addressed to the Commission stating whether they agreed with the statements made by us in our Current Report and, if not, stating the respects in which they do not agree.

     We filed Malone & Bailey's letter as an exhibit to our Current Report filed with the Commission on August 23, 2004.

     Lopez, Blevins, Bork & Associates, L.L.P. was engaged on August 20, 2004 as our principal accountant to audit our financial statements. The decision to change accountants was recommended by the Audit Committee of our Board of Directors and approved by our Board of Directors.

     During the years ended December 31, 2003 and 2002 and subsequent to December 31, 2003 through the date hereof, neither we nor anyone on our behalf consulted with Lopez, Blevins, Bork & Associates, L.L.P. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Lopez, Blevins, Bork & Associates, L.L.P. provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

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

ITEM 8B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

                                                                  POSITION HELD
NAME                AGE                 POSITION                      SINCE
------------------  ---  ---------------------------------------  -------------
Wilbert H. Marmion   47  President, director and chief executive       2004
                                        officer
    Ellen Raidl      38     Secretary, director and treasurer          2004
   John Royston      56        Vice president and director             2004

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

     Mr. Marmion started Marmion Air Service in 1998. He has been the sole shareholder and president and director since that time.

     Ms. Raidl has worked for Marmion Air Service since 2000 as office manager. Before that, Ms. Raidl worked in property management for The Hanover Company from 1998 to the end of 2000.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Wilbert H. Marmion. Mr. Marmion was an officer and director during the year 2004. Mr. Marmion failed to timely file a Form 4 for the year ended December 31, 2004

CODE OF ETHICS

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the period ended December 31, 2003, and filed with the Commission on April 14, 2004.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 9103 Emmott Rd., Bldg. 6, Ste. A, Houston, Texas 77040.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     In 2003 and 2004, one of our officers received compensation in excess of $100,000 and there were no stock options, warrants or similar grants to any officer or director, made during 2003. A warrant to acquire 1,000,000 pre-split shares (500,000 post-split shares) of our common stock was issued to Greenwich Financial Group, in which our former director, Nicholas Calapa is a 50 percent owner, in April, 2002, for a period of three years at a pre-split price of $2.00 per share ($4.00 post-split).

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Marmion Industries Corp. and our subsidiaries:

-------------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION              LONG TERM COMPENSATION
                          ------------------------------  ------------------------------------
                                                                     AWARDS           PAYOUTS
                                                          --------------------------  --------
                                                          RESTRICTED    SECURITIES
                                           OTHER ANNUAL      STOCK      UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL        SALARY   BONUS   COMPENSATION    AWARD(S)    OPTIONS/SARS   PAYOUTS   COMPENSATION
     POSITION       YEAR    ($)     ($)         ($)           ($)           (#)         ($)          ($)
-------------------------------------------------------------------------------------------------------------
Wilbert H. Marmion  2002   60,000       0              0                                     0
                    2003   23,000       0              0                                     0
                    2004  125,000       0              0                                     0

Ellen Raidl         2002   38,000       0              0                                     0
                    2003   29,500       0              0                                     0
                    2004   75,000       0              0                                     0

John Royston        2002        0       0              0                                     0
                    2003        0       0              0                                     0
                    2004        0       0              0                                     0
-------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

     None.

CONFIDENTIALITY AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                 WARRANTS AND RIGHTS           REFLECTED IN COLUMN (A))
PLAN CATEGORY                               (A)                             (B)                              (C)
-----------------------------  ------------------------------  ------------------------------  -------------------------------
Equity compensation plans                         806,000,000                           0.001                              -0-
approved by security holders
Equity compensation plans not                             -0-                             N/A                              N/A
approved by security holders

Total                                             806,000,000                           0.001                              -0-


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                         COMMON STOCK BENEFICIALLY     PREFERRED STOCK BENEFICIALLY
                                                                 OWNED (2)                       OWNED (2)
                                                       ----------------------------  ---------------------------------
       NAME AND ADDRESS OF BENEFICIAL OWNER (1)          NUMBER         PERCENT          NUMBER            PERCENT
-----------------------------------------------------  -----------  ---------------  ----------------  ---------------
Wilbert H. Marmion (3)                                 12,360,430              3.8        750,000 (5)          7.7 (5)
Ellen Raidl  (3)                                               -0-              -0-            -0-              -0-
John Royston                                                   -0-              -0-            -0-              -0-
All directors and officers as a group (three persons)          -0-              -0-       750,000 (5)          7.7 (5)
                                                       -----------  ---------------  ================  ===============
                                                       12,360,430              ???             -0-
                                                       ===========  ===============

(1) Unless otherwise indicated, the address for each of these stockholders is c/o Marmion Industries Corp, 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of December 31, 2004, there were issued and outstanding 322,978,343 shares of our common stock and 9,750,000 shares of our Series A preferred stock.
(3)  Mr. Marmion and Mrs. Raidl are married.
(5)  Series  A  Preferred  Stock
(6)  Series  B  Preferred  Stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Marmion Industries Corp.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 20, 2004, Wilbert H. Marmion, our President and Chief Executive Officer, contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to us as a contribution to our capital. The shares contributed to us by Wilbert H. Marmion constitute one hundred percent of the issued and outstanding shares in Marmion Investments, Inc.

ITEM 13.  EXHIBITS.

EXHIBIT
   NO.   IDENTIFICATION OF EXHIBIT
-------  ------------------------------------------------------------------------------------------------------------
3.1*     Articles of Incorporation.
3.2**    Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*     Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*     Articles of Merger
3.5**    Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective
         July 15, 2004.
3.6**    Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7**    Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*     By-laws.
10.1*    Plan and Agreement of Merger.
10.2*    Purchase and Escrow Agreement.
14 *     Code of Ethics
21**     Subsidiaries.
31.1 **  Certification of Wilbert H. Marmion, President and Chief Executive Officer of Marmion Industries Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **  Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **  Certification of Wilbert H. Marmion, President and Chief Executive Officer of Marmion Industries Corp.,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **  Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_________
*Previously Filed
** Filed Herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $18,000.

      The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were zero.


AUDIT-RELATED FEES

     The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

     The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL OTHER FEES

     There were no other fees billed by Lopez, Blevins, Bork & Associates, L.L.P. or Malone & Bailey for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Marmion Industries Corp.


Date: May 18, 2005.
                                        By /s/ Wilbert H. Marmion
                                          --------------------------------------
                                            Wilbert H. Marmion,
                                            President and Chief Executive
                                            Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                       Date
----------------------  -------------------------------------  --------------

/s/ Wilbert H. Marmion  President and Chief Executive Officer    May 18, 2005
----------------------              and Director
  Wilbert H. Marmion

    /s/ Ellen Raidl              Secretary, Director             May 18, 2005
----------------------              and Treasurer
      Ellen Raidl

   /s/ John Royston          Vice president and director         May 18, 2005
----------------------
     John Royston

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  Marmion Industries Corp.
  Houston, Texas

We have audited the accompanying balance sheet of Marmion Industries Corp. as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Marmion Industries Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marmion Industries Corp. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

March 28, 2005

                            MARMION INDUSTRIES CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
Current assets
  Cash                                                                       $    25,592
  Accounts receivable, net of allowance for doubtful accounts of $3,007          140,176
  Inventory                                                                      121,911
                                                                             ------------
    Total current assets                                                         287,679

Property and equipment, net of $98,808 accumulated depreciation                   95,201
                                                                             ------------

    TOTAL ASSETS                                                             $   382,880
                                                                             ============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable                                                           $   348,247
  Accrued expenses                                                                45,236
  Accrued salaries - officers                                                    344,592
  Advances - stockholder                                                         257,628
  Notes payable - related party                                                  275,000
  Current maturities of notes payable                                             16,207
                                                                             ------------
    Total current liabilities                                                  1,286,910

Notes payable, net of current maturities                                          29,484
                                                                             ------------

    TOTAL LIABILITIES                                                          1,316,394
                                                                             ------------

Commitments

STOCKHOLDER'S DEFICIT:
  Series A preferred stock, $.001 par value, 500,000,000 shares authorized,
    9,750,000 shares issued and outstanding                                        9,750
  Common stock, $.001 par value, 3,000,000,000 shares authorized,
    322,978,343 shares issued and outstanding                                    322,978
  Additional paid in capital                                                   2,570,538
  Retained earnings                                                           (3,836,780)
                                                                             ------------
    Total Stockholders' Deficit                                                 (933,514)
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $   382,880
                                                                             ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                          2004           2003
                                      -------------  ------------
Revenues                              $  1,090,404   $   880,043

Cost of sales                              800,126       587,803
                                      -------------  ------------

Gross profit                               290,278       292,240
                                      -------------  ------------

Costs and expenses
  Salaries and employee benefits         1,591,089       389,988
  General and administrative             1,799,940       248,027
                                      -------------  ------------
    Total costs and expenses             3,391,029       638,015
                                      -------------  ------------

Net loss                              $ (3,100,751)  $  (345,775)
                                      =============  ============

Net loss per share                    $       (.02)  $    (73.24)
                                      =============  ============

Weighted average shares outstanding:
  Basic and diluted                    170,301,952         4,721
                                      =============  ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                    MARMION INDUSTRIES CORP.
                                STATEMENTS OF STOCKHOLDER'S DEFICIT
                               YEARS ENDED DECEMBER 31, 2004 AND 2003


                         Preferred stock                            Additional
                             Series A            Common Stock         Paid-In      Accumulated
                        Shares     Amount     Shares      Amount      Capital        Deficit        Total
                      ----------  --------  -----------  --------  ------------  -------------  ------------
Balance,
  December 31, 2002
  (Restated)          2,870,000     2,870         4,721         5       (1,875)      (390,254)     (389,256)

Net loss                      -         -             -         -            -       (345,775)     (345,775)
                      ----------  --------  -----------  --------  ------------  -------------  ------------

Balance,
  December 31, 2003
  (Restated)          2,870,000     2,870         4,721         5       (1,875)      (736,029)     (735,031)

Recapitalization              -         -        62,209        62        4,415              -         4,477

Stock issued for
  services                    -         -   136,534,000   136,534      682,466              -       819,000

Options exercised             -         -   176,377,500   176,377    1,440,435              -     1,616,812

Intrinsic value of
  options issued to
  employees                   -         -             -         -      273,746              -       273,746

Preferred shares
  issued as
  compensation        7,130,000     7,130             -         -      181,102              -       188,232

Conversion of
  preferred shares     (250,000)     (250)   10,000,000    10,000       (9,750)             -             -

Net loss                      -         -             -         -            -     (3,100,751)   (3,100,751)
                      ----------  --------  -----------  --------  ------------  -------------  ------------

Balance,
  December 31, 2004   9,750,000   $ 9,750   322,978,340  $322,978  $ 2,570,538   $ (3,836,780)  $  (933,514)
                      ==========  ========  ===========  ========  ============  =============  ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF CASH FLOWS
                      YEAR ENDED DECEMBER 31, 2004 AND 2003


                                                         2004          2003
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(3,100,751)  $  (345,775)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                       31,524        36,192
      Loss on disposition of asset                             -         4,945
      Common stock issued for services                   819,000             -
      Preferred stock issued for services                188,232             -
      Stock Options                                      273,746             -
        Changes in assets and liabilities:
          Accounts receivable                             10,322       (58,963)
          Inventory                                     (121,911)            -
          Accounts payable                                38,108        50,250
          Accrued expenses                               236,251        18,024
          Accrued salaries - officers                          -       134,592
                                                     ------------  ------------

CASH FLOWS USED IN OPERATING ACTIVITIES               (1,625,479)     (160,735)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on disposition of property and equipment            -        20,421
  Recapitalization                                         4,477             -
  Capital expenditures                                    (3,467)      (96,882)
                                                     ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES                    1,010       (76,461)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of exercise of common stock options         1,616,812             -
  Advances - stockholder, net                            (60,174)       66,879
  Proceeds from notes payable - related party            255,000       245,000
  Repayment from notes payable - related party          (225,000)
  Proceeds from notes payable                                  -        50,636
  Repayment of notes payable                             (15,439)      (37,299)
                                                     ------------  ------------

CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                           1,571,199       325,216
                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH                          (53,270)       88,020

Cash, beginning of period                                 78,862        (9,158)
                                                     ------------  ------------

Cash, end of period                                  $    25,592   $    78,862
                                                     ============  ============

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $    30,863   $     2,949
                                                     ============  ============
  Income taxes                                       $         -   $         -
                                                     ============  ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            MARMION INDUSTRIES CORP.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BUSINESS  AND  BASIS  OF  PRESENTATION

Nature  of  our  Business

Marmion Industries Corp. a Texas corporation d/b/a Marmion Air Service ("Marmion Air"), was incorporated on June 8, 1995. Marmion Air Service commenced operations in 1998 in residential and commercial HVAC service. Marmion Air specializes in explosion-proof heating, ventilation, cooling pressurization and chemical filtration solutions for mission-critical applications.

Basis  of  Accounting

Marmion Air maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Allowance  for  Doubtful  Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Property  and  Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years.

Long  Lived  Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

Revenue  Recognition

Marmion Air recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

Marmion Air maintains allowances for doubtful accounts on all its accounts receivable for estimated losses resulting from the inability of its customers and others to make required payments. If the financial condition of Marmion Air's customers and others were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2004 was $3,007. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

We extend a one year parts warranty on all equipment manufactured and one year parts and labor warranty on all equipment manufactured and in service within one hundred miles of our facility. Any returns are accepted within 30 days of sale with a 35% restock fee.

Fair  Value  of  Financial  Instruments

The Company's financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Stock  Based  Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Industries granted 176,377,500 options to purchase common stock to employees in the year ending December 31, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Industries recorded compensation expense of $273,746 under the intrinsic value method during the year ended December 31, 2004.

The following table illustrates the effect on net loss and net loss per share if Marmion Industries had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Year Ended
                                                     December 31,
                                                 2004            2003
                                            --------------  --------------
Net loss available to common stockholders,
  as reported                               $  (3,100,571)  $    (345,775)
Add: stock based compensation
  determined under intrinsic value
  based method                                    273,746               -
Less:  stock based compensation
  determined under fair value
  based method                                 (1,659,770)              -
                                            --------------  --------------

  Pro forma net loss                        $  (4,486,595)  $    (345,775)
                                            ==============  ==============

  Basic and diluted net income
    (loss) per share:
      As reported                           $       (0.02)  $       (0.11)
                                            ==============  ==============
      Pro forma                             $       (0.03)  $       (0.11)
                                            ==============  ==============

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 287%, risk-free interest rate of 1.5%, and expected lives of 10 years.

Recent  Accounting  Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS No. 123R, we expect that this statement will have a material impact on our consolidated results of operations.

NOTE  2  -  GOING  CONCERN

Marmion Air has incurred losses totaling $3,100,751 through December 31, 2004 and has a working capital deficit of $1,028,715 at December 31, 2004. Because of these conditions, Marmion Air will require additional working capital to develop business operations. Marmion Air intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Marmion Air will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Marmion Air's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Marmion Air will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Marmion Air. If adequate working capital is not available Marmion Air may not increase its operations.

These conditions raise substantial doubt about Marmion Air's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Marmion Air be unable to continue as a going concern.


NOTE  3  -  REVERSE  MERGER

On May 20, 2004, Wilbert H. Marmion, the President and Chief Executive Officer of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) as a contribution to Marmion Industries Corp.'s capital. The shares contributed to Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) represent one hundred percent of the issued and outstanding shares in Marmion Investments, Inc.

For accounting purposes this transaction was treated as an acquisition of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) and a recapitalization of Marmion Investments, Inc. Marmion Investments, Inc. is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) are not carried over and will be adjusted to $0.


NOTE  4  -  PROPERTY  AND  EQUIPMENT:

Components  of  property  and  equipment,  at  December 31, 2004 are as follows:

Vehicles                        $147,771
Warehouse equipment               26,882
Computers                         12,858
Furniture and fixtures             6,498
                                ---------
                                 194,009
Less: accumulated depreciation   (98,808)
                                ---------
                                $ 95,201
                                =========

Depreciation  expense totaled $31,524 and $36,192 in 2004 and 2003, respectively

In September 2003, Marmion Air received $20,421 in the disposition of a vehicle resulting in a loss of $4,945. The proceeds were used to pay off the remaining balance of the note for the vehicle.


NOTE  5  -  ADVANCES  -  STOCKHOLDER

Marmion Air has received net advances from its majority stockholder of $257,628. The advances are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest for the years ended 2004 and 2003 are $21,947 and $17,029, respectively.


NOTE  6  -  NOTES  PAYABLE  -  RELATED  PARTY

As of December 31, 2003, the sister in-law of the stockholder advanced $245,000 to Marmion Air. The same related party then advanced $15,000 per week though May 12, 2004 bringing the total cash advanced to $500,000. Starting May 20, 2004 Marmion Air began re-paying the loan at a rate of $25,000 per week. The repayment terms have been orally agreed to. Interest for the loan is being accrued as the rate of 6% per year. Interest in 2003 is minimal due to the cash being advanced so late in the year. Accrued interest for the years ended 2004 was $22,196. As of December 31, 2004 the principle balance due is $275,000.


NOTE  7  -  NOTES  PAYABLE

Marmion Air entered into two financing agreements to purchase automobiles in 2003 totaling $35,445 and $16,957 with interest rates of 7.55% and 13.45%, respectively. Monthly payments on the vehicles are $711 and $575, respectively. The notes are secured by the vehicles. The terms of the financing agreements are 60 and 36 months, respectively, expiring in fiscal years 2008 and 2006. The balances due on these two notes are $27,833 and $12,040 as of December 31, 2004.

Marmion Air entered into a financing agreement to purchase an automobile in 2000 totaling $19,337 with an interest rate 12.00%. Monthly payments on the vehicle is $432. The note is secured by the vehicle. The term of the financing agreement is 60 months, expiring in fiscal year 2005. The balance due on this note  is  $5,818  as  of  December  31,  2004.

Future  maturities  of  these  notes  are  as  follows:

Year Ending December 31,
          2005                 $ 16,207
          2006                   15,316
          2007                    7,648
          2008                    6,520
                               ---------
                                 45,691
Less: current portion           (16,207)
                               ---------
                               $ 29,484
                               =========


NOTE  8  -  INCOME  TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The  provision  for  refundable  Federal  income  tax consists of the following:

                                                 December 31,
                                                     2004
                                                --------------
Refundable Federal income tax attributable to:
  Current Operations                            $     880,000
  Less, Change in valuation allowance                (880,000)
                                                --------------
Net refundable amount                           $           -
                                                ==============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                        December 31,
                                            2004
                                       --------------
Deferred tax asset attributable to:
  Net operating loss carryover         $   1,060,000
  Less, Change in valuation allowance     (1,060,000)
                                       --------------
Net deferred tax asset                 $           -
                                       ==============

At December 31, 2004, we had an unused net operating loss carryover approximating $3,100,000 that is available to offset future taxable income; it expires beginning in 2022.


NOTE  9  -  RESTATEMENTS  OF  PREVIOUSLY  REPORTED  FINANCIAL  STATEMENTS

There was an error in the originally prepared December 31, 2002 financials discovered in 2004. See the notes below. A summary of the restatements is as follows:

                                                                       Increase
                                             Previously Stated         (Decrease)    Restatement
                                            -----------------------------------------------------
As of December 31, 2002
Balance Sheet:
  Cash                                      $                -                      $          -
  Accounts receivable - trade,
    Net of allowance of $16,551 & $15,000               91,535                            91,535
  Other current assets                                       -                                 -
  Intangibles                                                -                                 -
  Furniture and Equipment, Net                          87,935                            87,935
                                            -------------------                     -------------

    Total assets                            $          179,470                      $    179,470
                                            ===================                     =============


  Accounts payable                          $           48,454                      $     48,454
  Accrued expenses                                      11,604                            11,604
  Accrued salaries - officers                          210,000                           210,000
  Notes payable                                         47,793                            47,793
  Advanced - stockholder                                24,230   (1)      226,645        250,875
  Common stock                                           1,000                             1,000
  Accumulated deficit                                 (163,611)  (1)     (226,645)      (390,256)
                                            -------------------                     -------------

Total liabilities and stockholders' equity  $          179,470                      $    179,470
                                            ===================                     =============

     Restatement  notes:

     (1) As of December 31, 2002 the company was reporting for tax purposes as a Subchapter S Corporation. At December 31, 2002 the Company paid Mr. Marmion's personal income taxes on the profits of the company but Mr. Marmion did not take a distribution to himself and was due $226,645 as a result. In the year ending December 31, 2002 the company recorded the amount as part of the Accumulated Deficit. The error was recognized in 2004 and restated as shown above. The $226,645 is included in accrued salaries - officers.

NOTE  10  -  COMMITMENTS

Office  Lease

Marmion Air leases office facilities under an operating lease that expired on April 30, 2004. Rent expense was $34,350 and $35,653 for 2004 and 2003, respectively.  Monthly  rent  is  $2,825
per month. In 2004 Marmion Air extended the lease twelve months to now expire April 30, 2005. Monthly rent for the new lease term is $2,850 per month.

Officers  Salaries

Accrued Salaries - Officers consists of salaries to two officers under oral agreements. The officers' salaries are $120,000 and $60,000 per year.


NOTE  11  -  MAJOR  CUSTOMERS  AND  VENDORS

Major customers during the year ended December 31, 2004 and 2003 as shown as a percent of total revenue were:

             2004   2003
            -----  -----
Customer A    45%    31%
Customer B    24%    26%
Customer C           15%

In 2004 Marmion Air purchased just over half of its goods from one vendor. In 2003 Marmion Air purchased about 72% of their goods from three vendors.


NOTE  12  -  EQUITY

In November 2004 Marmion Industries approved a change to their articles of incorporation bringing the number of authorized shares of common stock to 3,000,000,000 and authorized shares of preferred stock to 500,000,000.

In November 2004, Marmion Industries declared a reverse stock split effected in the form of one common shares for each five hundred (500) issued and outstanding common share of Marmion Industries common stock. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

During  the  twelve  months  ended  December  31, 2004 Marmion Industries issued
136,534,000 shares (post split) of common stock to various consultants. The shares were valued at $819,000.

In July 2004, Marmion Industries issued to Wilbert Marmion, 7,130,000 Series A, Preferred Shares for services, bringing the total of his Series A Preferred to 10,000,000. These shares were valued at $188,232 based upon an independent appraisal.

In November 2004, Wilbert Marmion converted 250,000 Series A Preferred Shares into 10,000,000 common shares at a 40 to 1 conversion, bringing Mr. Marmion's common stock to 10,004,721 shares.

As of December 31, 2004 Mr. Marmion controls 56% of the votes available based on his stock ownership.


NOTE  13  -  STOCK  OPTIONS

During the twelve months ended December 31, 2004, employees' exercised options to acquire 176,377,500 shares (pre split) of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Marmion Industries received proceeds totaling $1,616,812.

The  following  table  summarizes  stock  option  activity:

Outstanding, January 1, 2004                           -
Granted                                      176,377,500
Canceled or expired                                    -
Exercised                                   (176,377,500)
                                           --------------
Outstanding, December 31, 2004                         -
                                           ==============
Exercisable at December 31, 2004                       -
                                           ==============
Weighted-average grant-date fair value of
  options, granted during the year         $        0.00
                                           ==============
Weighted-average remaining, years of
  contractual life                                     0
                                           ==============

NOTE  14  -  SUBSEQUENT  EVENT (UNAUDITED)

In January 2005, Marmion Industries issued to Wilbert Marmion, 30,000,000 Series B Preferred Stock. The shares were valued at $6,000 based upon an independent appraisal. Series B Preferred Stock have 100 votes for every share of preferred and are convertible into common stock at a 100 to 1 ratio.

Effective March 17, 2005, Marmion Industries implemented a reverse stock split on the basis of one common share for each one thousand (1,000) issued and outstanding common shares.