Form 10QSB
period 2005-03-31
MARMION INDUSTRIES CORP
filed 2005-06-07
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-31507

                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

                 NEVADA                                         06-1588136
      (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                      Identification No.)

  9103 EMMOTT ROAD, BUILDING 6, SUITE A                           77040
             HOUSTON TEXAS                                     (Zip Code)
(Address of principal executive offices)

                                 (713) 466-6585
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2005, the issuer had 5,013,421 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . .   1
     Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
     Item 2.  Management's Discussion and Analysis or Plan of Operation .   6
     Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  10
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  11
     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  11
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  11
     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  11
     Item 4. Submission of Matters to a Vote of Security Holders. . . . .  11
     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
     Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION


                            MARMION INDUSTRIES CORP.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS
Current Assets
  Cash                                                                      $    16,759
  Accounts receivable, net of allowance for doubtful accounts of $5,329         261,148
  Inventory                                                                     168,768
                                                                            ------------
    Total Current Assets                                                        446,675

Property and equipment, net of $106,657 accumulated depreciation                 90,853
                                                                            ------------

    TOTAL ASSETS                                                            $   537,528
                                                                            ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                          $   390,394
  Accrued Expenses                                                               49,268
  Accrued Salaries - officers                                                   344,592
  Advances - stockholders                                                       252,628
  Notes Payable - related party                                                 218,000
  Current Portion of Long term debt                                              17,704
                                                                            ------------
  Total current liabilities                                                   1,272,586

Notes Payable, net of current maturities                                         24,368
                                                                            ------------

    TOTAL LIABILITIES                                                         1,296,954
                                                                            ------------

Commitments

STOCKHOLDER'S DEFICIT
  Series A preferred stock, $.001 par value, 10,000,000 shares designated
    9,750,000 shares issued and outstanding                                       9,750
  Series B preferred stock, $.001 par value, 30,000,000 shares designated
    30,000,000 shares issued and outstanding                                     30,000
  Common stock, $.001 par value, 5,000,000,000 shares authorized,
    5,013,421 shares issued and outstanding                                       5,013
  Additional paid in capital                                                  3,320,812
  Retained Earnings                                                          (4,125,001)
                                                                            ------------
  Total Stockholder's deficit                                                  (759,426)
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                 $   537,528
                                                                            ============

                 See accompanying notes to financial statements.

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                         2005          2004
                                      -----------  ------------
Revenues                              $  501,394   $    82,845

Cost of sales                            281,323        59,427
                                      -----------  ------------

Gross profit                             220,071        23,418
                                      -----------  ------------

Cost and expenses
  Salaries and employee benefits         144,979       137,324
  General and administrative             363,313       202,273
                                      -----------  ------------
    Total costs and expenses             508,292       339,597
                                      -----------  ------------

Net loss                              $ (288,221)  $  (316,179)
                                      ===========  ============

Net loss per shares                   $    (0.15)  $(63,235.80)
                                      ===========  ============

Weighted average shares outstanding:
  Basic and diluted                    1,905,725             5
                                      ===========  ============

                 See accompanying notes to financial statements.

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)


                                                        2005        2004
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net Loss                                           $(288,221)  $(316,179)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                      7,848       7,706
      Common stock issued for services                 262,560           -
      Preferred stock issued for services                6,000           -
      Stock Options                                     29,062           -
        Changes in assets and liabilities
          Accounts Receivable                         (120,972)     96,652
          Inventory                                    (46,857)          -
          Accounts Payable                              42,147     (19,644)
          Accrued Expenses                               4,032        (507)
          Accrued Salaries - officers                        -           -
                                                     ----------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES               (104,401)   (231,972)
                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (3,500)          -
                                                     ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES                    (3,500)          -
                                                     ----------  ----------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds of exercise of common stock options         164,687           -
  Advances - stockholder, net                           (5,000)          -
  Proceeds from notes payable - related party                -     195,000
  Repayment from notes payable - related party         (57,000)          -
  Proceeds from notes payable                                -           -
  Repayment of notes payable                            (3,619)     (4,747)
                                                     ----------  ----------

CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                              99,068     190,253
                                                     ----------  ----------

NET INCREASE(DECREASE) IN CASH                          (8,833)    (41,719)

Cash, beginning of period                               25,592      78,862
                                                     ----------  ----------

Cash, end of period                                  $  16,759   $  37,143
                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $   4,959   $  15,523
                                                     ==========  ==========
  Income taxes                                       $       -   $       -
                                                     ==========  ==========

                 See accompanying notes to financial statements.

                            MARMION INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marmion Industries, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2004 as reported in Form 10-SSB, have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Air granted 596,843 options to purchase common stock to employees in the three months ending March 31, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Air recorded compensation expense of $29,062 under the intrinsic value method during the three months ended March 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                       Three Months Ended
                                            March 31
                                       2005         2004
                                    -----------  -----------
Net income (loss) available to
  common stockholders, as
  reported                          $ (288,221)  $ (316,179)
Add: stock based compensation
  determined under intrinsic value
  based method                          29,062            -
Less:  stock based compensation
  determined under fair value
  based method                        (193,748)           -
                                    -----------  --------------

  Pro forma net loss                $ (452,907)  $ (316,179)
                                    ===========  ==============

  Basic and diluted net income
    (loss) per share:
      As reported                   $    (0.15)  $  (63,235.80)
                                    ===========  ==============
      Pro forma                     $    (0.24)  $  (63,235.80)
                                    ===========  ==============

NOTE 3 - ADVANCES - STOCKHOLDER

The advances due as of March 31, 2005 are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest as of March 31, 2005 and 2004 was $22,519 and $19,307, respectively.


NOTE 4 - EQUITY

In January 2005, Marmion Industries issued to Wilbert Marmion, 30,000,000 Series B Preferred Stock. The shares were valued at $6,000 based upon an independent appraisal. Series B preferred Stock have 100 votes for every share of preferred and are convertible into common stock at a 100 to 1 ratio.

On January 6, 2005 the directors adopted the Year 2005 Stock Plan reserving 750,000,000 shares of common stock for issuance.

On January 28, 2005 the directors adopted the Year 2005 No. 2 Stock Plan reserving 2,000,000,000 shares of common stock for issuance.

During the three months ended March 31, 2005, employees' exercised options to acquire 596,843 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Marmion Air received proceeds totaling $164,687.

In January 2005, Marmion Industries issued to Wilbert Marmion, 30,000,000 Series B Preferred Stock. The shares were valued at $6,000 based upon an independent appraisal. Series B Preferred Stock have 100 votes for every share of preferred and are convertible into common stock at a 100 to 1 ratio.

During the three months ended March 31, 2005 Marmion Industries issued 4,093,000 (post split) shares of common stock to various consultants. The shares were valued at $262,560.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS

GENERAL

     Beginning in the second quarter of 2004, as a result of a contribution to our capital by Mr. Wilbert H. Marmion, our key officer and director, of all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. The explosion-proof market encompasses industries including oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We feel there is significant demand for these systems anywhere sensitive computer systems and analysis equipment is located. We also provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients.

CURRENT BUSINESS PLAN

     We manufacture and modify HVAC equipment for the Petrochemical industry specifically for hazardous location applications. We custom engineer special systems for strategic industrial environments. Additionally we perform new commercial HVAC construction services currently in the Houston, Texas area.

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

     Marmion Industries Corp. dba Marmion Air Service TACLB019367E. In November of 2004 the license was upgraded to TACLA019367C. This license allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons

     Marmion Industries Corp. began seven years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and accomplished $1.1 million in revenues. When the stock market reversed in the early 2001 Marmion had already begun building industrial grade machines and providing them to Petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. We at that time made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Making alliances with a major wall mount air conditioner manufacturer Marvair, a subsidiary of Airxcel Inc. that is owned by Citicorp we have been able to gain a large market share rapidly.

     Our past experiences of cycles of business have led us to the conclusion that diversification is the key to both market share and survival. In 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. Marmion has through out its seven years in this business built and maintained a reputation for quality service. While every project has not gone without its challenges, we have learned, adapted, and grown through each experience. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of going in to the public arena to give us the ability to grow more rapidly. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish its business objectives. We have been able to survive in the market place due to our flexibility and eye on the future while correctly estimating future trends.

     Our greatest strength comes from our team of employees and the number of years of experience we collectively bring to the table. What makes us succeed is our intense belief that we produce a better product and go the extra mile to provide service to our customers.

     We see as our biggest challenge our continued ability to attract and keep excellent employees to accomplish our objectives due to the fact that we do not have any type of benefits program in effect. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We have need for larger facilities and equipment to increase profitability and meet increasing demand. A lot of what we outsource could easily be made in our own shop if we had the proper equipment adding 10- 15 percent greater yield per job in the industrial sector. Additionally, new equipment would allow us to take on a diversified work load, which could add to our profitability.

     Our long-term plans for growth include expanding our industrial base into Louisiana and abroad through new licensing and business contacts from ongoing marketing. We have just begun to tap into the commercial market in the Houston area; however, the licensing in Louisiana will allow us to do commercial projects there also. Market research has shown a higher percentage of profit in the other areas due fewer contractors to bid on the work. We believe that, with right personnel and growth capital, we can grow our commercial division over the next two years. With additional sales staff we can grow the industrial side of our business in line with the commercial side due to a number of factors.

     We are acquiring third party certification on our industrial line of equipment that enables us to bid and successfully be awarded a wide variety of jobs. Because of third party certification, we will now be able to be specified into large multi-national petrochemical company's specifications. This gives us an edge and increased profit line. We are currently educating engineering companies in Houston of the options now available to them and their customers. We have and are continuing to put pressure on our competitors in this business and as we push further into what has been their territory we are constantly on the look out for potential acquisitions.

     By attracting and keeping better employees and retaining our current ones we feel that continuing our 30 percent growth rate over the next 3-5 years will be sustainable. We feel that we will surpass that rate in 2005, but feel we should remain conservative in our estimates.

RECENT CHANGES IN OUR CAPITAL STRUCTURE.

     Effective January 26, 2005, we designated 30,000,000 shares of our preferred stock as the Series B preferred stock. Each share of our Series B
Preferred Stock is convertible into 100 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of our Series B Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series B Preferred Stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series B Preferred Stock shall then be convertible. Effective March 14, 2005, we amended our Articles of Incorporation to increase the number of our authorized common shares from 3,000,000,000 to 5,000,000,000 shares, par value $0.001 per share. The number of our preferred shares authorized remained at 500,000,000 shares, par value $0.001 per share.

     Effective March 17, 2005, we implemented a one for 1,000 reverse split of our common stock.

Reverse  Split

On March 17, 2005, we implemented a one for 1,000 reverse split of our common stock. All share and per share amounts presented in our financial statements which are part of this Quarterly Report on Form 10-QSB have been restated retroactively to reflect the March 2005 reverse split. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Quarterly Report on Form 10-QSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of Quarterly Report on Form 10-QSB on the other hand.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at $501,394 for the three months ended March 31, 2005 compared to $82,845 for the prior period, an increase of 117 percent.

     The increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to the slow stabilization of the events in the Middle East and Latin American countries. We believe that our hazardous location manufacturing business is directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 increased to $220,072 from $23,418. Gross margin as a percentage of sales increased to 44% percent in 2005 from 28% percent in 2004.

     Total operating expenses for the three months ended March 31, 2005 compared to 2004 increased by $12,466 to $363,313 from $339,847 in the prior period. Operating loss decreased from a loss of ($316,179) to a loss of ($288,221) for the three months ended March 31, 2005.

     Interest expense, net for the three months ended March 31, 2005 was $4,959 as compared to the same period of $15,523 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had a deficiency in working capital of ($808,207).

     Cash used in investing activities totaled $3,501, used for property, plant, and equipment, and note payable reductions.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS.

     None.

ITEM 2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

     On January 26, 2005 we issued 30,000,000 shares of our Series B preferred Stock to Mr. Marmion for services performed by him as our officer and director.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Effective March 14, 2005, our majority stockholder voted to:

     1. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 3,000,000,000 to 5,000,000,000 shares;

     2. Grant discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

     3. Approve the following Marmion Industries Corp. Stock Plans (the 'Stock Plans"):

          (a) Stock Plan for the Year 2004, adopted by our directors on March 5, 2004, with 8,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (b) Stock Plan for the Year 2004 No. 2 adopted by our directors on June 2, 2004, as amended on November 22, 2004, with 8,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (c) Stock Plan for the Year 2004 No. 3 adopted by our directors on July 15, 2004, with 100,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (d) Stock Plan for the Year 2004 No. 4 adopted by our directors on September 30, 2004, with 140,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (e) Stock Plan for the Year 2004 No. 5 adopted by our directors on November 12, 2004, with 550,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

          (f) Stock Plan for the Year 2005, adopted by our directors on January 6, 2005, with 750,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; and

          (g) Stock Plan for the Year 2005 No. 2, adopted by our directors on January 28, 2005, with 2,000,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

     As of the record date, 1,053,378,343 shares of our common stock were issued and outstanding, 9,750,000 shares of our Series A preferred stock were issued and outstanding and 30,000,000 shares of our Series B preferred stock were issued and outstanding. We had a consenting stockholder, Mr. Wilbert H. Marmion, our president, director, and chief executive officer, who held 12,360,430 shares of our common stock, 9,750,000 shares of our Series A preferred stock, and 30,000,000 shares of our Series B preferred stock on the record date for the corporate actions.

     Each share of our common stock is entitled to one vote on all matters brought before the stockholders. Pursuant to our certificate of designation establishing Series A preferred stock, each share of our currently issued and outstanding Series A preferred stock may be converted into 40 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series A preferred stock shall then be convertible. Pursuant to our certificate of designation establishing Series B preferred stock, each share of our currently issued and outstanding Series B preferred stock may be converted into 100 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by the number of shares of the common stock each such share of the Series B preferred stock shall then be convertible. Therefore, Mr. Marmion had the power to vote 3,402,360,430 shares of the common stock, which number exceeded the majority of the issued and outstanding shares of the common stock on the record date.


     Mr. Marmion voted in favor of the amendment to our articles of incorporation, for the grant of the discretionary authority to our directors to implement a reverse stock split, and for the approval of the Stock Plans. Mr. Marmion had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

ITEM 5.   OTHER  INFORMATION.

     None.

ITEM 6.   EXHIBITS.

EXHIBIT
-------
  NO.                                         IDENTIFICATION OF EXHIBIT
  ---                                         -------------------------

3.1**    Articles of Incorporation.
3.2**    Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3**    Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4**    Articles of Merger
3.5**    Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective
         July 15, 2004.
3.6**    Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7**    Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*     Certificate of Amendment to the Articles of Incorporation, filed effective March 14, 2005.
3.9**    By-laws.
10.1**   Plan and Agreement of Merger.
10.2**   Purchase and Escrow Agreement.
31.1*    Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion
         Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
         Act of 2002.
31.2*    Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion
         Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
         Act of 2002.
32.2*    Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*   Filed herewith.
**  Previously Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Marmion Industries Corp.
Dated June 7, 2005.
                              By /s/ Wilbert H. Marmion
                                ------------------------------------------------
                                Wilbert H. Marmion, , President, Chief Executive Officer and Director