Form 10QSB
period 2005-06-30
MARMION INDUSTRIES CORP
filed 2005-08-16
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _______  to  ________


                        COMMISSION FILE NUMBER: 000-31507


                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

                NEVADA                                   06-1588136
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  9103 EMMOTT ROAD, BUILDING 6, SUITE A                    77040
           HOUSTON, TEXAS                                (Zip Code)
(Address of principal executive offices)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2005, the issuer had 8,013,601 shares of its common stock issued and outstanding.

     Transitional  Small  Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   3
    Item  1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   3
    Item  2.  Management's Discussion and Analysis or Plan of Operation .  10
    Item  3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  12
    Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
    Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds  12
    Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
    Item  4.  Submission of Matters to a Vote of Security Holders . . . .  12
    Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
    Item  6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 .  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 .  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 .  15

                         PART I - FINANCIAL INFORMATION
ITEM  1.     FINANCIAL  STATEMENTS.

                                  MARMION INDUSTRIES CORP
                                       BALANCE SHEET
                                       JUNE 30, 2005
                                        (UNAUDITED)

                                          ASSETS
Current Assets
  Cash                                                                        $    10,855
  Accounts receivable, net of allowance for doubtful accounts of $8,063           231,077
  Inventory                                                                       142,858
                                                                              ------------
    Total Current Assets                                                          384,790

  Property and equipment, net of $114,547 accumulated depreciation                 82,963
                                                                              ------------

    TOTAL ASSETS                                                              $   467,753
                                                                              ============

                           LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                            $   305,065
  Accrued Expenses                                                                 67,492
  Accrued Salaries - officers                                                     344,592
  Advances - stockholders                                                         270,629
  Notes Payable - related party                                                   218,000
  Current Portion of Long term debt                                                18,186
  Billing in excess of costs and estimated earnings on uncompleted contracts       11,348
                                                                              ------------
    Total current liabilities                                                   1,235,312

Notes Payable, net of current maturities                                           24,234
                                                                              ------------

    TOTAL LIABILITIES                                                           1,259,546
                                                                              ------------

Commitments

STOCKHOLDER'S DEFICIT
  Series A preferred stock, $.001 par value, 500,000,000 shares authorized
    9,750,000 shares issued and outstanding                                         9,750
  Series B preferred stock, $.001 par value, 30,000,000 shares authorized
    30,000,000 shares issued and outstanding                                       30,000
  Common stock, $.001 par value, 3,000,000,000 shares authorized,
    8,013,421 shares issued and outstanding                                         8,013
  Additional paid in capital                                                    3,354,576
  Retained Earnings                                                            (4,194,132)
                                                                              ------------
    Total Stockholder's deficit                                                  (791,793)
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                   $   467,753
                                                                              ------------

                                 MARMION INDUSTRIES CORP
                                 STATEMENTS OF OPERATIONS
                THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2005, AND 2004
                                       (UNAUDITED)

                                          Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2005         2004         2005          2004
                                      -----------  -----------  -----------  ------------

Revenues                              $  948,549   $  311,045   $1,449,944   $   393,659

Cost of sales                            794,659      249,297    1,099,304       309,181
                                      -----------  -----------  -----------  ------------

Gross profit                             153,890       61,748      350,640        84,478
                                      -----------  -----------  -----------  ------------

Cost and expenses
  Salaries and employee benefits          80,826      126,756      202,934       266,363
  General and administrative             107,017      192,509      186,106       404,869
  Equity Based Compensation               35,178            -      318,952             -
                                      -----------  -----------  -----------  ------------
    Total costs and expenses             223,021      319,265      707,992       671,232
                                      -----------  -----------  -----------  ------------

Net loss                              $  (69,131)  $ (257,517)  $ (357,352)  $  (586,754)
                                      ===========  ===========  ===========  ============

Net loss per shares                   $    (0.01)  $(6,280.90)  $    (0.08)  $(27,940.67)
                                      ===========  ===========  ===========  ============

Weighted average shares outstanding:   7,024,010           41    4,319,429            21
  Basic and diluted                   ===========  ===========  ===========  ============

                             MARMION INDUSTRIES CORP
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                 (UNAUDITED)

                                                        2005        2004
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net Loss                                           $(357,352)  $(586,754)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                     15,739      15,813
      Common stock issued for services                 306,310           -
      Preferred stock issued for services                6,000           -
      Stock Options                                     22,077      43,500
        Changes in assets and liabilities
          Accounts Receivable                          (90,901)     (6,618)
          Inventory                                    (20,947)          -
          Costs and estimated earnings in excess of
            billings on uncompleted contracts           11,348           -
          Accounts Payable                             (43,182)     91,764
          Accrued Expenses                              22,254       5,076

CASH FLOWS USED IN OPERATING ACTIVITIES               (128,654)   (437,219)
                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Recapitalization                                                   4,477
  Capital expenditures                                  (3,500)     (3,466)
                                                     ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES                    (3,500)      1,011
                                                     ----------  ----------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds of exercise of common stock options         164,687     312,103
  Advances - stockholder, net                           13,000     (45,000)
  Proceeds from notes payable - related party                -     155,000
  Repayment from notes payable - related party         (57,000)     (8,138)
  Repayment of notes payable                            (3,270)          -
                                                     ----------  ----------

CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                           117,417     413,965

NET INCREASE(DECREASE) IN CASH                         (14,737)    (22,243)

Cash, beginning of period                               25,592      78,862
                                                     ----------  ----------

Cash, end of period                                  $  10,855   $  56,619
                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $  10,153   $       -
                                                     ==========  ==========
  Income taxes                                       $       -   $       -
                                                     ==========  ==========

                             MARMION INDUSTRIES CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Marmion Industries Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2004 as reported in Form 10-SSB, have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Air granted 3,000,000 options to purchase common stock to consultants in the three months ending June 30, 2005. All options vest
-----------
immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Air recorded compensation expense of $43,250 under the intrinsic value method during the three months ended June 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        Six Months Ended
                                            June 30,
                                            ========
                                       2005         2004
                                    ----------  ------------
Net income (loss) available to
  common stockholders, as
  reported                          $(357,352)  $  (586,574)
Add: stock based compensation
  determined under intrinsic value
  based method                         22,077        43,500
Less:  stock based compensation
  determined under fair value
  based method                       (193,748)     (124,825)
                                    ----------  ------------

  Pro forma net loss                $(529,023)  $  (667,899)
                                    ==========  ============

  Basic and diluted net income
    (loss) per share:
      As reported                   $   (0.08)  $(27,940.67)
                                    ==========  ============
      Pro forma                     $   (0.12)  $(31,804.71)
                                    ==========  ============

NOTE 3 - ADVANCES - STOCKHOLDER

The advances due as of June 30,2005 are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest as of June 30, 2005 and 2004 was $4,105.70 and $0, respectively.


NOTE 4 - EQUITY

In January 2005, Marmion Industries issued to Wilbert Marmion, 30,000,000 Series B Preferred Stock. The shares were valued at $6,000 based upon an independent appraisal. Series B Preferred Stock have 100 votes for every share of preferred and are convertible into common stock at a 100 to 1 ratio.

On January 6, 2005 the directors adopted the Years 2005 Stock Plan reversing 750,000,000 share of common stock for issuance.

On January 28, 2005 the directors adopted the Years 2005 Stock Plan reversing 2,000,000,000 share of common stock for issuance.

During the three months ended March 31, 2005, employees' exercised options to acquire 596,843 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Marmion Industries received proceeds totaling $164,687.

During the three months ended March 31, 2005 Marmion Industries issued 4,093,000 (post split) shares of common stock to various consultants. The shares were valued at $262,560.

In March 2005, Marmion Industries declared a reverse stock split effected in the form of one common share for each one thousand (1000) issued and outstanding common shares of Marmion Industries common stock. Accordingly, all referenced to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

During the three months ended June 30, 2005 Marmion Industries issued 3,000,000 (post split) shares of common stock to various consultants. The shares were valued at $43,250.

                           MARMION INDUSTRIES CORP.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2005
                                  (Unaudited)


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

MANAGEMENT'S  PLAN  OF  OPERATION

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

     Marmion Industries Corp. dba Marmion Air Service TACLB019367E. In November of 2004 the license was upgraded to TACLA019367C. This license allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons.

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

     We see as our biggest challenge our continued ability to attract and keep excellent employees to accomplish our objectives due to the fact that we do not have any type of benefits program in effect. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We need larger facilities and equipment to increase profitability and meet increasing demand. A lot of what we outsource could easily be made in our own shop if we had the proper equipment adding 10- 15 percent greater yield per job in the industrial sector. Additionally, new equipment would allow us to take on a diversified work load, which could add to our profitability.

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

RESULTS  OF  OPERATIONS

REVENUE

THREE  MONTHS  ENDED  JUNE  30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004.

     Revenues. During the three-months ended June 30, 2005 we have net revenues of $948,549 compared to $311,045 during the same period in 2004, an increased of $637,504. Cost of sales were $794,659 or approximately 84% of our revenues during the three-month period ended June 30, 2005 as compared to $249,297 or approximately 80% during the same period in 2004.

     Operating Expense. During the three-month period ended June 30, 2005, operating expenses were $223,021 or approximately 24% of revenue as compared to $319,265 or approximately 103% of revenue for the same period in 2004. Included is $35,178 in stock based compensation.

     Personnel expenses were $80,826 or approximately 36% of our operating expenses during the three-month period ended June 30, 2005 as compared to $126,756 or approximately 40% of our operating expenses during the three-month period ended June 30, 2004.

     General and administrative expenses for the three-month period ended June 30, 2005 included rent and utilities in the amount of $11,750, telephone costs in the amount of $5,351, costs of travel related to operations in the amount of $4,565, automotive costs in the amount of $2,565, and insurance costs totaling $8,164.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $73,667 during the three-month period ended June 30, 2005 as compared to $40,139 for the three-month period ended June 30, 2004. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meetings, and professional fees associated with consulting and representation.

     Depreciation and amortization expense was $7,890 for the three-month period ended June 30, 2005, as compared to $7,906 for the three-month period ended June 30, 2004.

     Operating Net Income. For the quarter ended June 30, 2005 we realized a net loss from continuing operations of ($69,131) or ($0.01) per share as compared to a net loss of ($257,517) for the second quarter of 2004, or ($6,280.90) per share.

SIX  MONTHS  ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

      Revenues. During the six-months ended June 30, 2005 we have net revenues of $1,449,944 compared to $393,659 during the same period in 2004, an increased of $1,056,285. Cost of sales were $1,099,304 or approximately 76% of our revenues during the six-month period ended June 30, 2005 as compared to $309,181 or approximately 79% during the same period in 2004.

     Operating Expense. During the six-month period ended June 30, 2005, operating expenses were $707,992 or approximately 49% of revenue as compared to $671,232 or approximately 171% of revenue for the same period in 2004.

     Personnel expenses were $202,934 or approximately 29% of our operating expenses during the six-month period ended June 30, 2005 as compared to $266,363 during the six-month period ended June 30, 2004.

     General and administrative expenses for the six-month period ended June 30, 2005 included rent and utilities in the amount of $22,041, telephone costs in the amount of $10,292, costs of travel related to operations in the amount of $6,457, automotive costs in the amount of $6,806, and insurance costs totaling $12,756.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled $376,902 during the six-month period ended June 30, 2005 as compared to $106,178 for the six-month period ended June 30, 2004. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meetings, and professional fees associated with consulting and representation.

     Depreciation and amortization expense was $15,738 for the six-month period ended June 30, 2005, as compared to $18,812 for the six-month period ended June 30, 2004.

     Operating Net Income. For the six-month ended June 30, 2005 we realized a net loss from continuing operations of ($357,352) or ($0.08) per share as compared to a net loss of ($586,754) for the same period in 2004, or ($27,970.67) per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, we had a deficiency in working capital of $850,522 made up of inventory, cash and accounts receivable of $384,790. Cash flow used for operating activities required $128,654 during the six-months ended June 30, 2005.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 2005, FASB Interpretation No. 47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

     In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No. 20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

          We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-B.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

ITEM  5.  OTHER  INFORMATION.

          None.

ITEM  6.  EXHIBITS.

EXHIBIT
-------
  NO.                                            IDENTIFICATION OF EXHIBIT
-------  ------------------------------------------------------------------------------------------------------------

3.1**    Articles of Incorporation.
3.2**    Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3**    Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4**    Articles of Merger
3.5**    Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective
         July 15, 2004.
3.6**    Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7**    Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8**    Certificate of Amendment to the Articles of Incorporation, filed effective March 14, 2005.
3.9**    By-laws.
10.1**   Plan and Agreement of Merger.
10.2**   Purchase and Escrow Agreement.
31.1*    Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion
         Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley
         Act of 2002.
31.2*    Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*    Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion
         Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley
         Act of 2002.
32.2*    Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

_________
*    Filed  herewith.
**  Incorporated  herein  as  indicated.

                                   SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MARMION  INDUSTRIES  CORP

Dated:  August 16, 2005.

                                     By  /s/  Wilbert  H.  Marmion
                                        ----------------------------------------
                                         Wilbert H. Marmion,
                                         President and Chief Executive Officer