Form 10QSB
period 2005-09-30
MARMION INDUSTRIES CORP
filed 2005-11-21
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the quarterly period ended September 30, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the transition period from _______ to ________

                        Commission file number: 000-31507

                            MARMION INDUSTRIES CORP.
                 (Name of small business issuer in its charter)

          Nevada                                        06-1588136
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 9103 Emmott Road, Building 6, Suite A                    77040
            Houston, Texas ,                            (Zip Code)
(Address of principal executive offices)

                                 (713) 466-6585
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the issuer had 214,013,599 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................3
   Item 1.  Financial Statements. ...........................................3
   Item 2.  Management's Discussion and Analysis or Plan of Operation.......10
   Item 3.  Controls and Procedures.........................................11
PART II - OTHER INFORMATION.................................................12
   Item  1.  Legal Proceedings..............................................12
   Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds....12
   Item  3.  Defaults Upon Senior Securities................................12
   Item  4.  Submission of Matters to a Vote of Security Holders............12
   Item  5.  Other Information..............................................12
   Item  6.  Exhibits.......................................................12
SIGNATURES..................................................................13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.....14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.....15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                            MARMION INDUSTRIES CORP.
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash                                                                       $     2,376
  Accounts receivable, net of allowance for doubtful accounts of $19,273         268,463
  Prepaid Insurance                                                                4,119
  Inventory                                                                      166,843
                                                                             -----------
    Total Current Assets                                                         441,801

  Property and equipment, net of $112,444 accumulated depreciation                92,630
                                                                             -----------

    TOTAL ASSETS                                                             $   534,431
                                                                             ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
  Accounts Payable                                                           $   260,453
  Accrued Expenses                                                                89,847
  Accrued Salaries - officers                                                    344,592
  Advances - stockholders                                                        270,629
  Notes Payable - related party                                                  218,000
  Current Portion of Long term debt                                               14,667
                                                                             -----------
    Total current liabilities                                                  1,198,188

Notes Payable, net of current maturities                                          36,991
                                                                             -----------

    TOTAL LIABILITIES                                                          1,235,179
                                                                             -----------

Commitments

STOCKHOLDER'S DEFICIT
  Series A preferred stock, $.001 par value, 500,000,000 shares authorized
    9,750,000 shares issued and outstanding                                        9,750
  Series B preferred stock, $.001 par value, 30,000,000 shares authorized
    30,000,000 shares issued and outstanding                                      30,000
  Common stock, $.001 par value, 3,000,000,000 shares authorized,
    214,013,599 shares issued and outstanding                                    214,014
  Additional paid in capital                                                   4,998,266
  Retained Earnings                                                           (5,952,778)
                                                                             -----------
    Total Stockholder's deficit                                                 (700,748)
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $   534,431
                                                                             ===========

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ending September 30, 2005, and 2004
                                   (Unaudited)

                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                           2005           2004          2005            2004
                                       ------------    ---------    ------------    -----------
Revenues                               $    505,908    $ 349,079    $  1,955,853    $   742,738

Cost of sales                               514,943      241,152       1,614,183        550,333
                                       ------------    ---------    ------------    -----------

Gross profit                                 (9,035)     107,927         341,670        192,405
                                       ------------    ---------    ------------    -----------

Cost and expenses

  Salaries and employee benefits            883,125      164,824       1,086,059        431,185

  General and administrative                868,298      627,462       1,373,422      1,032,331
                                       ------------    ---------    ------------    -----------
    Total costs and expenses              1,751,423      792,286       2,459,481      1,463,516
                                       ------------    ---------    ------------    -----------

Other Income:

  Gain/(loss) on sale of assets               1,814                        1,814             --
                                       ------------    ---------    ------------    -----------

Net loss                               $ (1,758,644)   $(684,359)   $ (2,115,997)   $(1,271,111)
                                       ============    =========    ============    ===========

Net loss per shares                    $      (0.03)   $(3,055.17)  $      (0.08)   $(13,968.25)
                                       ============    =========    ============    ===========

Weighted average shares outstanding:
  Basic and diluted                      65,459,072          224      24,923,265             91
                                       ============    =========    ============    ===========

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                  (UNAUDITED)

                                                          2005           2004
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
  Net Loss                                            $(2,115,997)   $(1,271,111)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Gain on sale of fixed assets                         (1,814)            --
      Depreciation and amortization                        23,646         23,679
      Common stock issued for services                  1,064,710        438,200
      Preferred stock issued for services                   6,000             --
      Stock Options                                                       85,356
        Changes in assets and liabilities
          Accounts Receivable                            (128,287)        32,306
          Prepaid expenses and other assets                (4,119)            --
          Inventory                                       (44,932)            --
          Accounts Payable                                (87,791)        89,830
          Accrued Expenses                                 44,609         15,971
          Accrued Salaries - officers                          --             --
                                                      -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                (1,243,975)      (585,769)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in recapitalization                        --          4,477
  Proceeds from sale of property and equipment             18,500             --
  Capital expenditures                                    (37,762)        (3,466)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                      (19,262)         1,011
                                                      -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds of exercise of common stock options          1,278,053        549,286
  Advances - stockholder, net                              13,000        (60,125)
  Proceeds from notes payable - related party                  --        255,000
  Repayment from notes payable - related party            (57,000)      (200,000)
  Proceeds from notes payable                              22,292             --
  Repayment of notes payable                              (16,324)       (11,908)
                                                      -----------    -----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,240,021        532,253

NET INCREASE(DECREASE) IN CASH                            (23,216)       (52,505)

Cash, beginning of period                                  25,592         78,862
                                                      -----------    -----------

Cash, end of period                                   $     2,376    $    26,357
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $    10,153    $     2,119
                                                      ===========    ===========
  Income taxes                                        $        --    $        --
                                                      ===========    ===========

                           . MARMION INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying  unaudited  financial  statements of Marmion  Industries Corp.,
(the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Air granted 118,596,843 options to purchase common stock to employees in the nine months ending September 30, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Air recorded compensation expense of $849,162 under the intrinsic value method during the nine months ended September 30, 2005

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          Nine Months Ended
                                            September 30,
                                         2005           2004
                                     -----------    -----------
Net income (loss) available to
  common stockholders, as reported   $(2,115,997)   $(1,271,111)
Add: stock based compensation
  determined under intrinsic value
  based method                           849,162         85,356
Less:stock based compensation
  determined under fair value
  based method                          (849,162)      (403,863)
                                     -----------    -----------

Pro forma net loss                   $(2,115,997)   $(1,589,618)
                                     ===========    ===========

Basic and diluted net income
  (loss) per share:
    As reported                      $     (0.03)   $(13.968.25)
                                     ===========    ===========
    Pro forma                        $     (0.03)   $(17,468.33)
                                     ===========    ===========

NOTE 3 - ADVANCES - STOCKHOLDER

The advances due as of September 30, 2005 are unsecured and are due upon demand. Interest is being accrued at 6% per year. Accrued interest as of September 30, 2005 and 2004 was $11,244 and $21,506 respectively.

NOTE 4 - EQUITY

In January 2005, Marmion Industries issued to Wilbert Marmion, 30,000,000 Series B Preferred Stock. The shares were valued at $6,000 based upon an independent appraisal. Series B Preferred Stock have 100 votes for every share of preferred and are convertible into common stock at a 100 to 1 ratio.

On January 6, 2005 the directors adopted the Years 2005 Stock Plan reserving 750,000,000 share of common stock for issuance.

On January 28, 2005 the directors adopted the Years 2005 Stock Plan reserving 2,000,000,000 share of common stock for issuance.

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

During the three months ended September 30, 2005, 118,000,000 employee stock options were exercised which the Company received $300,487.

During the three months ended September 30, 2005 Marmion Industries issued 88,000,000 (post split) shares of common stock to various consultants. The shares were valued at $758,400.

Note 5 - NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

In May 2005, the FASB issued FASB Statement No. 154 - Accounting Changes and Error Corrections , which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Management's Plan of Operation

General

      Beginning in the second quarter of 2004, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. This entry was effected by Mr. Wilbert H. Marmion's, our key officer and director, contribution to us of his controlling interest in Marmion Investments, Inc.,(d/b/a Marmion Air Service), a Texas corporation. The explosion-proof market encompasses industries including: oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We believe there is significant demand for these systems in any area where sensitive computer systems and analysis equipment is located. We also provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients.

Current Business Plan

      We manufacture and modify heating, ventilation and air conditioning (HVAC) equipment for the petrochemical industry specifically for hazardous location applications. We custom engineer special systems for strategic industrial environments. Additionally we perform new commercial HVAC construction services currently in the Houston, Texas area.

      We currently target refinery and chemical plants service companies that build analyzer shelters, controls centers and computer rooms in corrosive or hazardous locations on our industrial side. Commercially we are emerging into the new HVAC construction market to take advantage of the constant new development taking place in the Houston area.

      With the demand for oil and the price constantly in today's market, our position in this industry is poised to take advantage of the increasing boom in petroleum expansion taking place both here in the national market as well as the international markets emerging in Mexico, the Middle East and South America. We foresee the next cycle of renovation and new construction in the commercial market, and population expansion currently taking place in the gulf-coast area to continue long into the future.

      In November of 2004 our State of Texas Air Conditioning Contractor's License for Marmion Air Service (TACLA019367C) was upgraded to "C" status allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons.

      Marmion Industries Corp. began seven years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 Marmion began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of Airxcel Inc. that is owned by Citicorp allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

      We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. We have opened our commercial division and have completed our first project for the Houston Independent School District.. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of accesing the public markets to enable us to raise capital to grow our business. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish our business objectives. .

      One of our challenges continues to be our ability to attract and keep excellent employees to accomplish our business objectives. This challenge is highlighted due to the fact that we do not offer any type of benefits program to our employees. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We need larger facilities and equipment to increase profitability and meet increasing demand. We have generally outsourced 5% of our manufacturing. We have recently acquired several pieces metal manufacturing equipment in November 2005 which has allowed us to reduce our outsourcing needs, which should allow us to recognize increased profitability in the months ahead. Additionally, new equipment would allow us to take on a diversified work load, which could also add to our profitability.

      Our long-term plans for growth include expanding our industrial base into Louisiana and abroad through new licensing and business contacts from ongoing marketing. We have recently started servicing the commercial market in the Houston area and if we are successful in obtaining the necessary licenses in Louisiana, we can begin work on commercial projects in that area as well.. We believe that, with right personnel and growth capital, we can grow our industrial and commercial division over the next two years.

      We are acquiring third party certification (ETL Certification) for our products. These third parties certify our hazardous location equipment, saying it is indeed explosion-proof] on our industrial line of equipment which will enable us to bid on new jobs and we believe the certification will allow us to be successful on our bids\. Because of third party certification, we will now be able to be listed as an "approved supplier/provider" for large multi-national petrochemical company's specifications, as some large oil companies will spec in the company A/C's they want. Normally they will require a UL/CSA listing or another third party certification from their suppliers/providers This will allow us to increase our profit margin on the certified equipment. We are currently educating engineering companies in Houston of the options now available to them and their customers.

      By attracting and keeping better employees and retaining our current ones we believe that we can maintain our current growth rate over the next 3-5 years.

Results of Operations

Revenue

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

      Revenues. During the three-months ended September 30, 2005 we have net revenues of $505,908 compared to $349,079 during the same period in 2004, a increase of $156,829. Cost of sales were $514,943 or approximately 102% of our revenues during the three-month period ended September 30, 2005 as compared to $241,152 or approximately 69% during the same period in 2004. During the three-months ended September 30, 2005, we experienced a 69% increase in shipping/transportation costs as compared to the same period in 2004 due to fuel surcharges. These surcharges were a direct reflection of fuel prices increasing. In addition we recognized increases in costs of components, metal, etc.

Operating Expense. During the three-month period ended September 30, 2005, operating expenses were $1,751,423 or approximately 346% of revenue as compared to $792,286 or approximately 227% of revenue for the same period in 2004. Included is $778,402 in equity based compensation for consultants and $790,800 in equity compensation for employees.

      Personnel expenses were $883,125 or approximately 51% of our operating expenses during the three-month period ended September 30, 2005 as compared to $164,824 or approximately 20% of our operating expenses during the three-month period ended September 30, 2004. Included is $790,800 in equity based compensation for employees.

      General and administrative expenses for the three-month period ended September 30, 2005 included rent and utilities in the amount of $11,525, telephone costs in the amount of $6,470, costs of travel related to operations in the amount of $2,812, automotive costs in the amount of $4,200, and insurance costs totaling $12,256.

      Professional fees, which are made up primarily of accounting fees, legal fees and consulting fees, totaled $799,919 during the three-month period ended September 30, 2005 as compared to $88,247 for the three-month period ended
September 30, 2004. Included is $778,402 in equity based compensation for consultants for the purpose of acting liaison between ourselves and foreign business associates, as well as bringing in prospective customers on worldwide spectrum. The professional fees related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meetings, and professional fees associated with consulting and representation.

      Depreciation and amortization expense was $7,908 for the three-month period ended September 30, 2005, as compared to $7,867 for the three-month period ended September 30, 2004.

      Operating Net Income. For the quarter ended September 30, 2005 we realized a net loss from continuing operations of ($1,758,644) or ($.03) per share as compared to a net loss of ($684,359) for the third quarter of 2004, or ($3,055.17) per share.

Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2004.

       Revenues. During the nine-months ended September 30, 2005 we have net revenues of $1,955,853 compared to $742,738 during the same period in 2004, an increased of $1,213,115. Cost of sales were $1,614,183 or approximately 83% of our revenues during the nine-month period ended September 30, 2005 as compared to $550,333 or approximately 74% during the same period in 2004.

      Operating Expense. During the nine-month period ended September 30, 2005, operating expenses were $2,459,481 or approximately 126% of revenue as compared to $1,463,516 or approximately 197% of revenue for the same period in 2004.

      Personnel expenses were $1,086,059 or approximately 44% of our operating expenses during the nine-month period ended September 30, 2005 as compared to $431,185 during the nine-month period ended September 30, 2004. Included is $819,862 in equity based compensation.

      General and administrative expenses for the nine-month period ended September 30, 2005 included rent and utilities in the amount of $33,566, telephone costs in the amount of $16,762, costs of travel related to operations in the amount of $9,269, automotive costs in the amount of $11,006, and insurance costs totaling $25,012.

      Professional fees, which are made up primarily of consulting fees, legal fees and accounting fees, totaled $1,176,896, including $1,097,355 in equity based compensation for consultants, during the nine-month period ended September 30, 2005 as compared to $481,700 for the nine-month period ended September 30, 2004, includeing $438,200 in equity based compensation for consultants. The professional fees are related to preparation of our Securities Exchange Act reports, professional fees associated with the preparation of our Annual Meetings. In addition various consulting fees were paid with stock to individuals to enhance strategic planning, establish worldwide sales which would entail expanding our customer base, research and development of new products and act as a business liaison with foreign entities to establish new business partnerships.

      Depreciation and amortization expense was $23,647 for the nine-month period ended September 30, 2005, as compared to $23,679 for the nine-month period ended September 30, 2004.

      Operating Net Income. For the quarter ended September 30, 2005 we realized a net loss from continuing operations of ($2,115,997) or ($0.08) per share as compared to a net loss of ($1,271,111) for the third quarter of 2004, or ($13,968.25) per share.

Liquidity and Capital Resources

      As of September 30, 2005, we had a deficiency in working capital of $756,387. Cash flow used for operating activities required $1,243,975 during the nine-months ended September 30, 2005. We financed a large portion of our net loss from the issuance of equity rights in the amount of $1,855,510 for the nine months ended September 30, 2005. We obtained $1,278,053 through the exercise of stock options which such cash was used to fund our operating cash requirements. We anticipate that we will need approximately $3-5 million to finance our proposed growth over the next 12 months. We are currently looking to raise such amount via a private placement of our debt and/or equity securities. There are no assurances that we will be able to raise the requisite funds. If we are unable to secure financing we may need to curtail our growth plans. Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

In May 2005, the FASB issued FASB Statement No. 154 - Accounting Changes and Error Corrections , which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit
   No.    Identification of Exhibit
-------   -------------------------

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

 3.6** Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.

 3.7** Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.

 3.8** Certificate of Amendment to the Articles of Incorporation, filed effective March 14, 2005.

 3.9**    By-laws.

 10.1**   Plan and Agreement of Merger.

 10.2**   Purchase and Escrow Agreement.

 31.1* Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion Industries Corp., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

 31.2* Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

 32.1* Certification of Wilbert H. Marmion, President, Chief Executive Officer and Director of Marmion Industries Corp., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

 32.2* Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

------------
*  Filed herewith.
** Incorporated herein as indicated.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARMION INDUSTRIES CORP.

Dated November 17, 2005.

                                         By  /s/  Wilbert H. Marmion
                                           -------------------------------------
                                           Wilbert H. Marmion
                                           President and Chief Executive Officer