Form 10KSB
period 2005-12-31
MARMION INDUSTRIES CORP
filed 2006-04-17
CIK 1123195

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended DECEMBER 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                          Commission File No: 000-31507

                            MARMION INDUSTRIES CORP.
               (Exact name of issuer as specified in its charter)

                  NEVADA                                        06-1588136
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                      9103 EMMOTT ROAD, BUILDING 6, SUITE A
                                HOUSTON, TX 77040
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's telephone number, including area code:  (713) 466-6585
Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act: $.001 PAR VALUE
                                                            COMMON STOCK

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $2,491,736.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 23, 2006: $592,489.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 23, 2006: 5,924,990 shares of common stock.

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS


Item 1.    Business............................................................3

Item 2.    Description of Property............................................10

Item 3.    Legal Proceedings..................................................10

Item 4.    Submission of Matters to a Vote of Security Holders................10

Item 5.    Market for Common Equity and Related Stockholder Matters...........11

Item 6.    Management's Discussion and Analysis or Plan of Operation..........12

Item 7.    Financial Statements...............................................16

Item 8.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................16

Item 8A.   Controls and Procedures............................................18

Item 8B    Other Information..................................................18

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................19

Item 10.   Executive Compensation.............................................19

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....20

Item 12.   Certain Relationships and Related Transactions.....................21

Item 13.   Exhibits...........................................................21

Item 14.   Principal Accountant Fees and Services.............................22

                                     PART I

ITEM 1.   BUSINESS.

OUR COMPANY

      We manufacture and market explosion-proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. Our executive office is located at 9103 Emmott Road, Building 6, Suite A, Houston, Texas, 77040, telephone number (713) 466-6585. We maintain a website at www.marmionair.com

CORPORATE HISTORY

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

      On May 20, 2004, Wilbert H. Marmion, III our President and Chief Executive Officer, contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to us as a contribution to our capital. The shares contributed to us by Wilbert H. Marmion constitute one hundred percent of the issued and outstanding shares in Marmion Investments, Inc. As a result of the capital contribution by Mr. Marmion, Marmion Investments, Inc. became our wholly-owned subsidiary.

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

      In November of 2004 our State of Texas Air Conditioning Contractor's License for Marmion Air Service (TACLA019367C) was upgraded to "C" status allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons. In October 2005, we received our Mechanical and Sheet Metal Contractor License in the State of Louisiana (Lic. No. 44001) allowing us to perform projects in that State.

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

      We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. We have opened our commercial division and have completed our first project for the Houston Independent School District.. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of accessing the public markets to enable us to raise capital to grow our business. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish our business objectives.

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

      Recent Developments

      In November, 2005, we entered into a Letter of Intent with M/S Al Dunia International, a Kuwait corporation. Pursuant to this Letter of Intent, we granted M/S Al Dunia an exclusive right to distribute our custom made industrial air conditioning equipment in the following countries: Kuwait, Quatar, Saudi Arabia, Heharin and the United Arab Emirates. We will manufacture and sell our products to M/S Al Dunia at a transfer price equal to 89% of the gross sales price of such products. The contract is to have a 5 year term and M/S Al Dunia's exclusive right to distribute our products in such aforementioned territories is contingent on their purchasing the following aggregate amount of our products in each year: (i) year 1: $300,000; (ii) year 2-$400,000; (iii) year 3-$500,000;

(iv) year 4-$750,000; and (v) year 5-$1,000,000. M/S Al Dunia will be responsible for securing all regulatory approvals within each territory for distribution of our products in such territory and will bear the costs of seeking such approval.

      In February 2006, we received third party certification through Intertek Testings Services on our hazardous wall mounted air conditioners and we have submitted additional information to Intertek Testing Services to certify our packaged air conditioning units, pressurirzers as well as filtration systems. This certification allows us to bring our products directly into the refineries and various plants in the industrial market.

      In March 2006, we executed a subcontract with D.T. Construction, LP. in the gross amount of $443,156.00, which subcontract represented a continuation of our expansion into the commercial sector and we believe this demonstrates the confidence that this market has in our company. D.T. Construction and the Pasadena Independent School District, Pasadena, TX, have a contract for the renovations at four area schools in Pasadena, TX and D.T. Construction subcontracted all of the HVAC work to be performed in the schools to us.

KEY  PERSONNEL

      Our future financial success depends to a large degree upon the efforts of Mr. Wilbert H. Marmion, III,, our key officer and director. Mr. Marmion has played a major role in developing and executing our business strategy. The loss of Mr. Marmion could have an adverse effect on our business and our chances for profitable operations. We have recently filled certain key positions within our company. In November 2005, we hired a VP of Commercial Sales and we hired our VP of Industrial Sales in January 2006. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Marmion.

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

EMPLOYEES

      We have 10 full-time employees as of March 31, 2006. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING

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

BUSINESS  CONCENTRATION

      While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION

      In our opinion, inflation has not had a material effect on our financial condition or results of our operations. However, there has been some effect on our financial condition due to price fluctuations in metals (aluminum and copper) as well as price increases in gas.

TRENDS,  RISKS  AND  UNCERTAINTIES

      We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

      We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS

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

LACK  OF  INDEPENDENT  DIRECTORS

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

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

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

MANAGEMENT  OF  POTENTIAL  GROWTH

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

WE  PAY  NO  DIVIDENDS

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

RISKS  RELATING  TO  OUR  STOCK

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

      Our common stock is traded on the OTC Bulletin board under the symbol "MMIO.OB." There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

OUR COMMON STOCK IS CONSIDERED TO BE A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS.

      As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

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

      Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $135 to a low of $0.001 per share (as adjusted for reverse stock splits). The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

      The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

      --    Variations in our quarterly operating results;

      -- The development of a market in general for our products and services;

      --    Changes in market valuations of similar companies;

      -- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      -- Loss of a major customer or failure to complete significant transactions;

      --    Additions or departures of key personnel; and

      --    Fluctuations in stock market price and volume.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      Our principal offices are located at 9103 Emmott Road, Building 6, Suite A, Houston Texas 77040. We lease our offices under an operating lease that expires on April 30, 2006. The monthly cost of the lease is $2,875.00. We currently have a sales office located at 303 5th Avenue, New York, New York 10016. This is a commission-based sales office. Any rents due will be paid from sales generated.

ITEM 3. LEGAL PROCEEDINGS.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock trades on the OTC Bulletin Board under the symbol "MMIO.OB." The following table shows the how and low bid prices for our common stock since January 1, 2004 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for: (i) a 1 for 500 reverse stock split, which was effected on November 19, 2004; (ii) a 1 for 1000 reverse stock split, which was effected on March 17, 2005 and (iii) a 1 for 100 reverse stock split, which was effected on January 26, 2006 These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

         CALENDAR YEAR 2005                 HIGH           LOW

         First Quarter                       $0.04         $0.001
         Second Quarter                      0.033          0.004
         Third Quarter                        0.03          0.004
         Fourth Quarter                      0.007          0.002

         CALENDAR YEAR 2004                 HIGH           LOW

         First Quarter                     $135.00         $25.50
         Second Quarter                      70.00           7.00
         Third Quarter                       19.50           1.05
         Fourth Quarter                       1.25          0.002

      As of  March  23,  2006,  we had  5,924,990  shares  of our  common  stock outstanding. Our shares of common stock are held by approximately 160 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

                                                 (A)                       (B)                         (C)
-------------------------------------    --------------------    ----------------------     ------------------------
PLAN CATEGORY                                 NUMBER OF            WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                          SECURITIES TO BE         EXERCISE PRICE OF          REMAINING AVAILABLE
                                             ISSUED UPON         OUTSTANDING OPTIONS,         FOR FUTURE ISSUANCE
                                             EXERCISE OF          WARRANTS AND RIGHTS            UNDER EQUITY
                                             OUTSTANDING                                      COMPENSATION PLANS
                                          OPTIONS, WARRANTS                                  (EXCLUDING SECURITIES
                                             AND RIGHTS                                       REFLECTED IN COLUMN
                                                                                                     (A))
-------------------------------------    --------------------    ----------------------     ------------------------

-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved              585,000                    $0.43                  13,471,467
by security holders

Equity compensation plans not                  0                                                           0
approved by security holders

Total                                           585,000                    $0.43                  13,471,467

UNREGISTERED SALES OF EQUITY SECURITIES

      In March 2006, our wholly owned subsidiary, Marmion Investments, Inc. issued a convertible promissory note in the amount of $24,262.70 to a single accredited investor in exchange for cancellation of a note of similar amount. This note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us.

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

MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN  OF  OPERATIONS

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

AVAILABILITY  OF  RAW  MATERIALS

      Most of the major components parts for the products we sell, such as base units, electrical parts and motors are purchased from suppliers. We have strong relationships with its suppliers and have alternate suppliers for all components. In 2005, we purchased just over half of our goods from one vendor as compared to 2004 where we purchased over 70% of our goods from three vendors.

COMPETITIVE  CONDITIONS

      As of December 31, 2005, there were four primary competitors to Marmion within the industry.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

      Our net sales to our top three customers accounted for over 70% of our net sales for 2005. There can be no assurance that we will maintain or improve these relationships or that we will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on our operations and financial condition. In addition, many of the arrangements that the Company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004.

REVENUE

      Revenue for the 12 months ended December 31, 2005 was $2,491,736 compared to $1,090,404 for the 12 months ended December 31, 2004, an increase of $1,401,332 or approximately 228%. Revenue increased due mainly to the resale of air conditions to the industrial market and an increase in purchase orders received for manufactured hazardous location equipment in 2005.

COST  OF  REVENUE

      Cost of revenue was $1,982,053 for the 12 months ended December 31, 2005, compared to $800,126 sales for the 12 months ended December 31, 2004, an increase of $1,181,927, or approximately 248%. Cost of revenue increased primarily due to increase of purchases to fulfill the sales volume in 2005. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

      General and administrative expenses ("G&A") were $399,408 for the 12 months ended December 31, 2005, compared to $667,290 for the 12 months ended December 31, 2004, a decrease of $267,882 or approximately 40 percent. The decrease in G&A is due primarily due to the decrease in expenses associated with obtaining necessary certifications incurred in 2004.

      We expect G&A expenses to increase substantially in the coming 12 months due to the increase in cost associated with expanding the growth of the company. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

LIQUIDITY  AND  CAPITAL  RESOURCES

      During the twelve-month period ended December 31, 2005, operating expenses were $2,786,170 as compared to $3,391,029 for the same period in 2004, a decrease of $604,859 or approximately 19%. The decrease in primarily attributable to a decrease in our employee salaries and the decrease in general and administrative expenses discussed above. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development..

      During the 12 months ended December 31, 2005, we generated a net loss of $2,286,483. During the 12 months ended December 31, 2005, we used cash in operating activities of $(666,189), cash flow used by investing activities was ($63,107), and cash provided by in financing activities was $726,478.

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

ACCOUNTING FOR INCOME TAXES

      As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

GOING CONCERN

      The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended December 31, 2005 and 2004. The has incurred significant losses for these years and has a negative working capital position. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECENT  ACCOUNTING  PRONOUNCEMENTS

FASB 154 -  Accounting Changes and Error Corrections

      In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 155 - Accounting for Certain Hybrid Financial Instruments

      In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

      In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized .

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

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

      Effective July 16, 2005, we dismissed our independent auditor, Lopez, Blevins, Bork & Associates LLP ("Lopez, Blevins").

      The report of Lopez, Blevins on the Registrant's consolidated financial statements as of and for the year ended December 31, 2004 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. However, the report did contain a modification paragraph that raised substantial doubt about our ability to continue as a going concern.

      The decision to change accountants was approved by the Registrant's Board of Directors.

      During the two most recent fiscal years and any subsequent interim period through July 16, 2005 there were no disagreements between the Registrant and Lopez, Blevins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lopez, Blevins, would have caused Lopez, Blevins to make reference to the subject matter of the disagreements in connection with his reports on the financial statements for such periods.

      On July 16, 2005, we engaged Sherb & Co., LLP (Sherb) as our independent accountant to report on our balance sheet as of December 31, 2005, and the related combined statements of income, stockholders' equity and cash flows for the years then ended. The decision to appoint Sherb was approved by our Board of Directors.

      During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Sherb, neither we nor anyone on our behalf consulted with Sherb regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

      We provided Lopez, Blevins with a copy of the Current Report before our filing with the Commission. We requested Lopez, Blevins to furnish us with a letter addressed to the Commission stating whether they agree with the statements made by us in that Report and, if not, stating the respects in which they do not agree. We filed the former auditor's letter as an exhibit to our Current Report on Form 8-K dated August 12, 2005.

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

      Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      EXECUTIVE OFFICER AND DIRECTORS

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      NAME                         AGE      POSITION
      ------------------------     ---      ------------------------------------
      Wilbert H. Marmion, III      48       Director, Chief Executive Officer

      Ellen Raidl                  39       Director, Secretary, Treasurer


      WILBERT H. MARMION has served as our President , Chief Executive Officer and as a director since January 2004. Mr. Marmion founded Marmion Air Service, our wholly owned subsidiary in 1998 and has served as its president since that time. Mr. Marmion also serves as Vice President of Mar-Len Distributing, a privately held corporation. Mr. Marmion is married to Ellen Raidl, our Secretary, Treasurer and director.

      ELLEN RAIDL has served as our Secretary, Treasurer and director since January 2004. Previously, Ms. Raidl worked in multi family property management, most recently with Hanover Company in Houston, Texas. Ms. Raidl currently serves as the President of Mar-Len Distributing, a privately held corporation. Ms. Raidl is married to Wilbert H. Marmion, our President, Chief Executive Officer and director.

AUDIT COMMITTEE

      We do not have an audit committee at this time.

CODE OF ETHICS

      Our board of directors has adopted a Code of Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and was filed as an exhibit to our Annual report for the period ended December 31, 2003, and filed with the Commission on April 14, 2004, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 9103 Emmott Rd., Bldg. 6, Ste. A, Houston, Texas 77040.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 10 EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

                                            ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                                                                                   COMMON SHARES
                                                                                                     UNDERLYING         ALL
                                                                                    RESTRICTED        OPTIONS          OTHER
                                                                   OTHER ANNUAL        STOCK          GRANTED         COMPEN
    NAME AND POSITION       YEAR        SALARY          BONUS      COMPENSATION     AWARDS ($)       (# SHARES)       -SATION
Wilbert H. Marmion, III       2005       $120,000            -0-            -0-      $6,000(1)
President Chief               2004        125,000            -0-            -0-     188,132(2)          ------              -0-
Executive Officer
and Director

Ellen Raidl                   2005        $72,000            -0-            -0-
Secretary, Treasurer and      2004         75,000            -0-            -0-            -0-          ------              -0-
Director

----------
(1) Based on 7,130,000 shares of Series A Preferred Stock granted to Mr. Marmion in 2004. (2) Based on 30,000,000 shares of Series B Preferred Stock granted to Mr. Marmion in 2005.

EMPLOYMENT AGREEMENTS

      None.

CONFIDENTIALITY AGREEMENTS

      None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  following  table  sets  forth  certain   information   regarding  the
beneficial ownership of our common stock as of March 23, 2006 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.

      The following table assumes that there are 5,924,990 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                                 NUMBER OF SHARES
NAME AND ADDRESS (1)                            BENEFICIALLY OWNED         PERCENTAGE OWNED
--------------------                            ------------------         ----------------
Wilbert H. Marmion, III                                 44,705,010 (2)                 89.4 %
Ellen Raidl                                                      0
                                                                                          *
All directors and officers as a group (3                44,705,010                     89.4
persons)

----------
*     Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 9103 Emmott Road, Building 6, Suite A.

(2) Includes 44,704,910 shares of common stock issuable upon conversion of 9,750,000 shares of series A preferred stock and 30,000,000 shares of series B preferred stock. By their terms, the series A and series B preferred stock convert into more shares of common stock than we have authorized. However, Mr. Marmion has entered into an agreement with us to limit the shares issuable upon conversion to 44,704,910 shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On May 20, 2004, Wilbert H. Marmion, III, our President and Chief Executive Officer, contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to us as a contribution to our capital. The shares contributed to us by Wilbert H. Marmion constitute one hundred percent of the issued and outstanding shares in Marmion Investments, Inc.

      From December 2003 through May 2004, a corporation controlled by the sister-in-law of our majority stockholder advanced $500,000 to Marmion Investments, Inc, our wholly owned subsidiary. These advances were evidenced by 6% promissory notes. As of December 31, 2005, the principal amount due on this note was $153,000, with accrued interest of $34,293 (the "SAS Note").

      In March 2006, the SAS Note was divided into 2 separate notes, a first tranche note of $24,262,70 and a second tranche note for $128,737.30. On March 23, 2006, the first tranche note was sold to an unrelated third party, which party is expected to purchase the second tranche note in April 2006.

      To date, our wholly owned subsidiary Marmion Investments, Inc. has received net advances from its majority stockholder and our President of $201,645. These advances are evidenced by 10% demand notes

ITEM 13.  EXHIBITS.

EXHIBIT
   NO.        IDENTIFICATION OF EXHIBIT
-----------   ------------------------------------------------------------------------------------------------------------
3.1*          Articles of Incorporation.
3.2*          Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*          Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*          Articles of Merger
3.5*          Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective
              July 15, 2004.
3.6*          Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7*          Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8**         Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006
3.9*          By-laws.
4.1*          International Trust & Financial Services, Inc. Employee Stock Option Plan for the Year 2004
4.2*          International Trust & Financial Services, Inc. Non-Employee Directors & Consultants Retainer Stock Plan for
              the Year 2004
4.3*          International Trust & Financial Services, Inc. Employee Stock Option Plan for the Year 2004 No.2
4.4*          International Trust & Financial Services, Inc. Non-Employee Directors & Consultants Retainer Stock Plan for
              the Year 2004 No. 2
4.5*          Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 2
4.6*          Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 2
4.7*          Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 3

4.8*          Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 3
4.9*          Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 4
4.10*         Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 4
4.11*         Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 5
4.12*         Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 5
4.13*         Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005
4.14*         Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005
4.15*         Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005 No. 2
4.16*         Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005 No. 2
10.1*         Plan and Agreement of Merger.
10.2*         Purchase and Escrow Agreement.
10.3*         M/S Al Dunia Contract
14 *          Code of Ethics
21**          Subsidiaries.
23.1**        Consent of Independent Registered Accounting Firm
23.2**        Consent of Independent Registered Accounting Firm
31.1 **       Certification of Wilbert H. Marmion, President and Chief Executive Officer of Marmion Industries Corp.,
              pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **       Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 **       Certification of Wilbert H. Marmion, President and Chief Executive Officer of Marmion Industries Corp.,
              pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 **       Certification of Ellen Raidl, Treasurer of Marmion Industries Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
*     Previously Filed
**    Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed by Sherb & Co., L.L.P. for professional services rendered for the audit of our annual financial statements for fiscal year 2005 were $25,000.

      The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $18,000. The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were zero.

AUDIT-RELATED FEES

      The aggregate fees billed by Sherb & Co., L.L.P. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

      The aggregate fees billed by Lopez, Blevins, Bork & Associates, L.L.P. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $2,500 and for fiscal year 2004 were $0.

      The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL OTHER FEES

      There were no other fees billed by Sherb & Co, LLP, Lopez, Blevins, Bork & Associates, L.L.P. or Malone & Bailey for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARMION INDUSTRIES CORP.


Date: April __, 2006
                                        By: /s/ Wilbert H. Marmion, III
                                           -----------------------------------
                                           Wilbert H. Marmion, III
                                           President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                     Date
--------------------------   --------------------------------     --------------

/s/ Wilbert H. Marmion III   President and Chief Executive        April 14, 2006
--------------------------   Officer and Director
Wilbert H. Marmion, III

/s/ Ellen Raidl              Secretary, Director and Treasurer    April 14, 2006
---------------------------
Ellen Raidl

                            MARMION INDUSTRIES CORP.

INDEX

--------------------------------------------------------------------------------
Report of Independent Registered Accounting Firm - Sherb & Co., LLP          F-2
--------------------------------------------------------------------------------
Report  of  Independent  Registered  Accounting  Firm - Lopez,
Blevins,  Bork & Associates, LLP                                             F-3
--------------------------------------------------------------------------------
Financial Statements:
--------------------------------------------------------------------------------
Balance Sheet as of December 31, 2005                                        F-4
--------------------------------------------------------------------------------
Statements of Operations for Years Ended December 31, 2005 and 2004          F-5
--------------------------------------------------------------------------------
Statement of Shareholders' Deficit Years Ended December 31, 2005 and 2004    F-6
--------------------------------------------------------------------------------
Statements of Cash Flows Years Ended December 31, 2005 and 2004              F-7
--------------------------------------------------------------------------------
Notes to Financial Statements                                                F-8
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
Marmion Industries Corp.
Houston, Texas

We have audited the accompanying balance sheet of Marmion Industries Corp. as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the year then ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marmion Industries Corp. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $2.3 million for the year ended December 31, 2005, and has a substantial working capital deficiency as of December 31, 2005. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants
New York, New York
April 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the  Board  of  Directors
  Marmion  Industries  Corp.
  Houston,  Texas

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Marmion Industries Corp. for the year ended December 31, 2004. These financial statements are the responsibility of Marmion Industries Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marmion Industries Corp. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Lopez,  Blevins,  Bork  &  Associates,  LLP
Houston,  Texas

March  28,  2005

                            MARMION INDUSTRIES CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                             ASSETS

Current assets
  Cash                                                                        $    22,774
  Accounts receivable, net of allowance for doubtful accounts of $24,914          341,449
  Inventory, net of reserve of $28,994                                            260,944
  Prepaid Insurance and other assets                                               21,480
                                                                              -----------
    Total current assets                                                          646,647

Property and equipment, net of $96,781 accumulated depreciation                   124,694
                                                                              -----------
    TOTAL ASSETS                                                              $   771,341
                                                                              ===========

                              LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
  Accounts payable                                                            $   287,253
  Accrued expenses                                                                 53,655
  Accrued salaries - officers                                                     344,592
  Advances - stockholder                                                          201,644
  Notes payable - related party                                                   153,000
  Factor payable                                                                  205,853
  Current maturities of notes payable                                              13,799
                                                                              -----------
    Total current liabilities                                                   1,259,796

Notes payable, net of current maturities                                           43,287
                                                                              -----------
    TOTAL LIABILITIES                                                           1,303,083
                                                                              -----------
Commitments

STOCKHOLDER'S DEFICIT:
  Series A preferred stock, $.001 par value, 500,000,000 shares authorized,
    9,750,000 shares issued and outstanding                                         9,750
Series B preferred stock, $.001 par value, 30,000,000 shares authorized,
    30,000,000 shares issued and outstanding                                       30,000
  Common stock, $.001 par value, 50,000,000 shares authorized,
    3,724,803 shares issued and outstanding                                         3,725
  Additional paid in capital                                                    5,538,050
  Accumulated deficit                                                          (6,113,267)
                                                                              -----------
    Total Stockholders' Deficit                                                  (531,742)
                                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $   771,341
                                                                              ===========

                 See accompanying summary of accounting policies
                        And notes to financial statement

                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                               2005           2004
                                                           -----------    -----------
          Revenues                                         $ 2,491,736    $ 1,090,404
     Cost of sales                                           1,982,053        800,126
                                                           -----------    -----------
      Gross profit                                             509,683        290,278
                                                           -----------    -----------
Costs and expenses
   Salaries and employee benefits                              382,920        504,233
   Equity based compensation                                 1,985,043      2,219,506
   General and administrative                                  399,408        667,290
   Interest expense                                             18,799             --
     Total costs and expenses                                2,786,170      3,391,029
                                                           -----------    -----------
          Net loss                                         $(2,276,487)   $(3.100,751)
                                                           ===========    ===========
Net loss per share - basic and diluted                     $     (1.22)   $ (1,820.76)
                                                           ===========    ===========
  Basic and diluted Weighted average shares outstanding:
  Basic and diluted                                          1,864,016          1,703
                                                           ===========    ===========


                 See accompanying summary of accounting policies
                        And notes to financial statement

                                                      MARMION INDUSTRIES CORP.
                                                 STATEMENTS OF STOCKHOLDER'S DEFICIT
                                               YEARS ENDED DECEMBER 31, 2005 AND 2004

                             Preferred Stock      Preferred Stock                             Additional
                                Series A              Series B               Common Stock       Paid-In     Accumulated
                                                                                                Capital       Deficit       Total
                            Shares      Amount   Shares        Amount    Shares      Amount
Balance, December 31,
  2003                     2,870,000   $ 2,870           --         --           1  $     0   $    (1,870)  $   (736,029) $(735,031)

Recapitalization                                                                 1        1         4,476             --      4,477

Stock issued for services                                                    1,365        1       818,999             --    819,000

Options exercised                                                            1,763        1     1,616,811             --  1,616,812

Intrinsic value of
  options issued to                                                             --       --       273,746             --    273,746
  employees

Preferred shares issued
  as compensation          7,130,000     7,130                                  --       --       181,102             --    188,232

Conversion of preferred     (250,000)     (250)                                100       --           150             --         --
  shares

Net loss                          --        --                                  --       --            --     (3,100,751)(3,100,751)
                           ---------   -------   ----------   --------   ---------  -------   -----------   ------------  ---------
Balance,
  December 31, 2004        9,750,000     9,750                               3,229        3     2,893,513     (3,836,780)  (933,514)
                           ---------   -------   ----------   --------   ---------  -------   -----------   ------------  ---------
Stock issued for services                                                2,120,574    2,121     1,435,259             --  1,437,380

Preferred shares issued
  as compensation                                30,000,000     30,000          --       --       (24,000)            --      6,000

Options exercised                                                        1,601,000    1,601       685,615             --    687,216

Intrinsic value of
  options issued to
  employees                                                                     --       --       547,663             --    547,663

Net loss                                                 --         --          --       --            --     (2,276,487)(2,276,487)
                           ---------   -------   ----------   --------   ---------  -------   -----------   ------------  ---------
Balance,
  December 31, 2005        9,750,000   $ 9,750   30,000,000   $ 30,000   3,724,803  $ 3,725   $ 5,538,050   $ (6,113,267) $(531,742)
                           =========   =======   ==========   ========   =========  =======   ===========   ============  =========


                                           See accompanying summary of accounting policies
                                                  And notes to financial statement

                                                                 F-6


                            MARMION INDUSTRIES CORP.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                          2005           2004
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(2,276,487)   $(3,100,751)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Loss on Disposal of Fixed Assets
                                                            2,067             --
      Depreciation and amortization                        31,584         31,524
      Loss on disposition of asset                             --             --
      Common stock issued for services                  1,437,380        819,000
      Preferred stock issued for services                   6,000        188,232
      Stock Options                                       547,663        273,746
        Changes in assets and liabilities:
          Accounts receivable                               4,580         10,322
          Prepaid Expenses and other assets              (227,333)            --
          Inventory                                      (139,033)      (121,911)
          Accounts payable                                (60,994)        38,108
          Accrued expenses                                  8,418        236,251
CASH FLOWS USED IN OPERATING ACTIVITIES                  (666,189)    (1,625,479)
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Recapitalization                                                         4,477
  Proceeds on disposition of property and equipment        46,500             --
  Capital expenditures                                   (109,607)        (3,467)
                                                      -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                   (63,107)         1,010
                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of exercise of common stock options            687,216      1,616,812
  Advances - stockholder, net                              24,342        (60,174)
  Proceeds from notes payable - related party                  --        255,000
  Repayment from notes payable - related party           (202,326)      (225,000)
  Proceeds from factor payable                            205,853
  Proceeds from notes payable                                  --
                                                           53,357
  Repayment of notes payable                              (41,964)       (15,439)
                                                      -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                              726,478      1,571,199
                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH                            (2,818)       (53,270)

Cash, beginning of period                                  25,592         78,862
                                                      -----------    -----------
Cash, end of period                                   $    22,774    $    25,592
                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                       $    10,438    $    30,863
                                                      ===========    ===========
  Income taxes                                        $        --    $        --
                                                      ===========    ===========

                 See accompanying summary of accounting policies
                        And notes to financial statement

                            MARMION INDUSTRIES CORP.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Nature of our Business

Marmion Industries Corp. a Texas corporation d/b/a Marmion Air Service ("Marmion Air") ("the Company"), was incorporated on June 8, 1995. Marmion Air Service commenced operations in 1998 in residential and commercial HVAC service. Marmion Air specializes in explosion-proof heating, ventilation, cooling pressurization and chemical filtration solutions for mission-critical applications. The Marmion Air customer base is centrally located in the state of Texas.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Going Concern

Marmion Air has incurred losses totaling $2,276,487 through December 31, 2005 and has a working capital deficit of $613,149 at December 31, 2005. Because of these conditions, Marmion Air will require additional working capital to develop business operations. Marmion Air intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2005 was $24,914. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. The Company has recorded a reserve for obsolescence of $28,994 as at December 31, 2005.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

The Company from time to time may enter into a long term construction project, which such services may be performed over a few months. The Company records such revenues from long term contracts on a percentage of completion basis. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. There were no such long term contracts outstanding as at December 31, 2005.

We extend a one year parts warranty on all equipment manufactured and one year parts and labor warranty on all equipment manufactured and in service within one hundred miles of our facility. Any returns are accepted within 30 days of sale with a 35% restock fee.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts receivable, accounts payable, accrued liabilities, factor payable and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. Amounts due from related parties were not evaluated for their fair value, due to the nature of such debt.

Concentration of Credit Risk

Occasionally, the Company may have cash balances in its bank accounts, which exceed $100,000, the federal insured limits.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS 128. The Company has not presented diluted per share amounts as the dilution would reduce the loss per share. The weighted average shares used reflects the effects of the capitalization of the reverse merger.

Reclassifications

Certain reclassifications have been made to the prior year financials to be in conformity to the current year presentations.

Reverse Stock Split

On January 25, 2006, the Board of Directors of the Company, authorized a reverse stock split of 1 share for every 100 shares outstanding. As a result all share and per share data have been adjusted retroactively to give effect to this 1 for 100 reverse stock split.

Stock Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Marmion Industries granted 2,703,000 and 1,764 options to purchase common stock to employees in the years ended December 31, 2005 and 2004, respectively. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Industries recorded compensation expense of $547,663 and $273,746 under the intrinsic value method during the years ended December 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and net loss per share if Marmion Industries had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Year Ended
                                                                December 31,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
Net loss available to common stockholders, as reported   $(2,276,487)   $(3,100,751)
Add: stock based compensation
  determined under intrinsic value
  based method                                               547,663        273,746
Less:  stock based compensation
  determined under fair value
  based method                                            (1,150,010)    (1,659,770)
                                                         -----------    -----------
  Pro forma net loss                                     $(2,878,834)   $(4,486,595)
                                                         ===========    ===========
  Basic and diluted net income (loss) per share:
      As reported                                        $     (1.22)   $ (1,820.76)
                                                         ===========    ===========
      Pro forma                                          $     (1.54)   $ (2,634.52)
                                                         ===========    ===========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, 2005 and 2004, respectively: dividend yield of $0 and $0, expected volatility of 308% and 287%, risk-free interest rate of 4.26% and 1.5%, and expected lives of 0.167 and10 years.

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e)
amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - PROPERTY AND EQUIPMENT

Components of property and equipment, at December 31, 2005 are as follows:

Vehicles                         $ 149,989
Warehouse equipment                 51,189
Computers                           13,799
Furniture and fixtures               6,498
                                 ---------
                                   221,475
Less: accumulated depreciation     (96,781)
                                 ---------
                                 $ 124,694

Depreciation expense totaled $31,548 and $31,524 in 2005 and 2004, respectively.

In 2005, Marmion Air received $46,500 in the disposition of a vehicle resulting in a loss of $2,067. The proceeds were used to pay off the remaining balance of the note for the vehicle.

NOTE 3 - FACTOR PAYABLE

In September 2005, the Company entered into a factoring arrangement for the financing of selected receivables. The receivables factored are subject to a full recourse repurchase guarantee arrangement. The factoring fee can be up to 10% per receivable factored, but is usually less depending on the timeliness of the payments by the customers due to rebates of the factoring fee. Such rebates on the factoring fee is subject to a minimum of $150,000 of receivables being factored per month. As of December 31, 2005 there was $257,316 of receivables factored with recourse. Both the receivables and the full factor payable are presented on the balance sheet.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its majority stockholder of $201,645. The advances are unsecured and are due upon demand. Interest is being accrued at 10% per year. Accrued interest for the years ended 2005 and 2004 are $17,752 and $21,947, respectively.

NOTES PAYABLE - RELATED PARTY

As of December 31, 2003, the sister in-law of the stockholder advanced $245,000 to Marmion Air. The same related party then advanced $15,000 per week though May 12, 2004 bringing the total cash advanced to $500,000. Starting May 20, 2004 Marmion Air began re-paying the loan at a rate of $25,000 per week. The repayment terms have been orally agreed to. Interest for the loan is being accrued as the rate of 6% per year. Accrued interest for the years ended 2005 and 2004 was $34,293 and $21,947 respectively. As of December 31, 2005 the principle balance due is $153,000.

OFFICERS

The CEO and Treasurer, sole officers of the Company, are married to each other.

NOTE 5 - NOTES PAYABLE

Marmion Air entered into two financing agreements to purchase automobiles in 2005 totaling $35,445 and $16,957 with interest rates of 7.55% and 13.45%, respectively. Monthly payments on the vehicles are $711 and $575, respectively. The notes are secured by the vehicles. The terms of the financing agreements are 60 and 36 months, respectively, expiring in fiscal years through 2010.

Future maturities of these notes are as follows:

    Year Ending December 31,

              2006                     $          13,799
              2007                                 9,609
              2008                                10,847
              2009                                12,260
              2010                                10,571
                                       -----------------
                                                  57,086
    Less: current portion                        (13,799)
                                       -----------------
                                       $          43,287
                                       =================

NOTE 6 - INCOME TAXES

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

The provision for refundable Federal income tax consists of the following:

                                                     December 31, December 31,
                                                        2005         2004
                                                      ---------    ---------
Refundable Federal income tax attributable to:
    Current Operations                                $ 800,000    $ 880,000
    Permanent Timing Differences                       (730,000)
    Less, Change in valuation allowance                 (70,000)    (880,000)
                                                      ---------    ---------
Net refundable amount                                 $      --    $      --
                                                      =========    =========

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

                                                            December 31,
                                                                2005
                                                            -----------
Deferred tax asset attributable to:
    Net operating loss carryover                            $ 1,198,000
    Less, Change in valuation allowance                      (1,198,000)
                                                            -----------
Net deferred tax asset                                      $        --
                                                            ===========

At  December  31,  2005,  we  had  an  unused  net  operating   loss   carryover
approximating $3,400,000 that is available to offset future taxable income; it expires beginning in 2022 through 2026.

The valuation of the deferred tax asset increased by approximately $130,000 for 2005.

NOTE 7 - COMMITMENTS

Office Lease

Marmion Air leases office facilities under an operating lease that expired on April 30, 2005. Rent expense was $35,653 and $35,825 for 2004 and 2005, respectively. Monthly rent is $2,850 per month. In 2004 Marmion Air extended the lease twelve months to now expire April 30, 2006. Monthly rent for the new lease term is $2,875 per month.

Officers Salaries

Accrued Salaries - Officers consists of salaries to two officers under oral agreements. The officers' salaries are $120,000 and $72,000 per year.

NOTE 8 - MAJOR CUSTOMERS AND VENDORS

Major customers during the year ended December 31, 2005 and 2004 as shown as a percent of total revenue were:

                                                      2005      2004
                                                      ----      ----
             Customer A                                 34%
             Customer B                                 26%       45%
             Customer B                                 13%       24%

In 2005 Marmion Air purchased just over 50% of its goods from one vendor. In 2004 Marmion Air purchased about 72% of their goods from three vendors.

NOTE 9 - EQUITY

In November 2004 Marmion Industries approved a change to their articles of incorporation bringing the number of authorized shares of common stock to 3,000,000,000 and authorized shares of preferred stock to 500,000,000. In January 2006, such articles were amended again reducing the authorized shares of common stock to 50,000,000.

The terms of the Series A and B Preferred shares are as follows:

The 9,750,000 Series A Preferred Shares outstanding have preferences which include a liquidation right of $.001 per share or $9,750, conversion rights into 40 shares of common stock for each share of preferred stock. The conversion rights have an adjustment clause, which essentially provide for an adjustment to be the equivalent of an offset to any stock split, stock dividend or recapitalization to increase or decrease such conversion factor to ensure a majority voting control in the Company.

The 30,000,000 Series B Preferred Shares outstanding have preferences which include a liquidation right of $.001 per share or $30,000, conversion rights into 100 shares of common stock for each share of preferred stock. The conversion rights have an adjustment clause, which essentially provide for an adjustment to be the equivalent of an offset to any stock split, stock dividend or recapitalization to increase or decrease such conversion factor to ensure a majority voting control in the Company.

In November 2004, Marmion Industries declared a reverse stock split effected in the form of one common shares for each five hundred (500) issued and outstanding common share of Marmion Industries common stock. In March 2005, Marmion Industries declared a reverse stock split effected in the form of one common shares for each one thousand (1,000) issued and outstanding common share of Marmion Industries common stock. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.

During the twelve months ended December 31, 2004, the Company issued 1,365 shares of common stock to various consultants. The shares were valued at $819,000.

In July 2004, Marmion Industries issued to Wilbert Marmion, 7,130,000 Series A, Preferred Shares for services, bringing the total of his Series A Preferred to 10,000,000. These shares were valued at $188,232 based upon an independent appraisal.

In November 2004, Wilbert Marmion converted 250,000 Series A Preferred Shares into 100 common shares, bringing Mr. Marmion's common stock to 100 shares.

During the twelve months ended December 31, 2005, the Company issued 2,120,574 shares of common stock to various consultants. The shares were valued at their fair market value of $1,437,380.

The Company recorded $547,663 of expense due to the issuance of 2,703,000 stock options to employees, which were exercised within a short period of time. These options were issued at 85% of the then market price. The recorded expense was to be representative of the below market exercise price and a value was placed on the related party event of a large amount of options issued to employees which potentially could have had control change in ownership.

As of December 31, 2005 Mr. Marmion controls 89.4% of the votes available based on his stock ownership. The Series A and Series B Preferred Stock are currently convertible into more common stock than we have authorized. However, Mr. Marmion has agreed with the Company to limit the shares issuable upon conversion to 44,704,910 shares.

During the twelve months ended December 31, 2005, employees' exercised options to acquire 1,601,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and the Company received proceeds totaling $687,216.

The following table summarizes stock option activity:

Outstanding, January 1, 2004                                    --
Granted                                                      1,764
Canceled or expired
Exercised                                                   (1,764)
                                                        ----------

Outstanding, December 31, 2004                                  --
Granted                                                  2,703,000
Canceled or expired                                       (517,000)
Exercised                                               (1,601,000)
                                                        ----------
Outstanding, December 31, 2005                             585,000
                                                        ==========
Exercisable at December 31, 2005                                --
                                                        ==========
Weighted-average grant-date fair value of
   options, granted during the year                     $     0.43
                                                        ==========
Weighted-average remaining, years of contractual life        0.167
                                                        ==========

The aforementioned options and stock issued for services in 2005 were issued pursuant to a employee stock incentive plan and a non-employee directors and consultants retainer stock plan both adopted in January 2005.

In January 2006 these 585,000 options were cancelled.

NOTE 10 - SUBSEQUENT EVENT

In January 2006, Marmion Industries declared a reverse stock split effected in the form of one common share for each one hundred (100) issued and outstanding common share of Marmion Industries common stock. Accordingly, all references to number of common shares and per share data in the accompanying financial statements have been adjusted to reflect the stock split on a retroactive basis.