Form 10QSB
period 2006-03-31
MARMION INDUSTRIES CORP
filed 2006-05-26
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 13,369,990 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         MARMION INDUSTRIES CORPORATION
                                 BALANCE SHEETS
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
     Cash                                                                                        62,873
     Accounts receivable, net of allowance for doubtful accounts of $29,242                     219,626
     Costs and estimated earnings in excess of billings on uncompleted contracts                  6,167
     Inventory                                                                                  165,672
     Prepaid Expenses                                                                            14,692
                                                                                      ------------------

                               Total Current Assets                                             469,030

     Property and equipment, net of $102,300 accumulated depreciation                           126,588
                                                                                      ------------------
                                   Total Assets                                               $ 595,618
                                                                                      ==================

                  LIABILITIES AND STOCKHOLER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                                                           223,193
     Accrued Expenses                                                                            96,226
     Accrued Salaries - Officers                                                                344,592
     Advances - Shareholder                                                                     295,988
     Notes Payable - Related Parties                                                            128,737
     Factor Payable                                                                             111,020
     Note Payable - Current                                                                      19,466
                                                                                      ------------------

                            Total Current Liabilities                                         1,219,221

     Notes Payable, net of current maturities                                                    40,992
                                                                                      ------------------

                                 Total Liabilities                                            1,260,213

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
     Series A preferred stock, $.001 par value, 500,000,000 shares designated
         9,750,000 shares issued and outstanding                                                $ 9,750
     Series B preferred stock, $.001 par value, 30,000,000 shares designated
         30,000,000 shares issued and outstanding                                                30,000
     Common stock, $.001 par value, 50,000,000,000 shares authorized,
         8,724,990 shares issued and outstanding                                                  8,725
     Additonal paid-in capital                                                                6,332,529
     Deficit accumulated during the development stage                                        (7,045,599)
                                                                                      ------------------

                       Total Stockholder's Equity (Deficit)                                    (664,595)

                                                                                      ------------------
              Total Liabilities and Stockholder's Equity (Deficit)                            $ 595,618
                                                                                      ==================

                         MARMION INDUSTRIES CORPORATION
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDING MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


                                                  2006           2005
                                              -----------    -----------

REVENUES                                      $   438,937    $   501,394

COSTS OF SALES                                    283,416        281,323
                                              -----------    -----------

       GROSS MARGIN                               155,521        220,071

COSTS AND EXPENSES:
       Salaries and employee benefits             160,414        144,979
       General and administrative                 918,605        355,465
       Depreciation and amortization                5,519          7,848
                                              -----------    -----------

       TOTAL COSTS AND EXPENSE                  1,084,538        508,292

                                              -----------    -----------
LOSS FROM OPERATIONS                             (929,017)      (288,221)

OTHER INCOME:
       Interest Expense                            (4,078)            --
       Other Income                                   135             --
                                              -----------    -----------

NET LOSS                                      $  (932,960)   $  (288,221)
                                              ===========    ===========

Net loss per share:
       Basic and diluted net loss per share   $     (0.17)   $     (1.51)
                                              ===========    ===========

Weighted average shares outstanding:
       Basic and diluted                        5,487,303        190,573
                                              ===========    ===========

                         MARMION INDUSTRIES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDING MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                               2006         2005
                                                            ---------    ---------
OPERATING ACTIVITIES:
     Net Loss                                               $(932,960)   $(288,221)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Deprecation and amortization                            5,519        7,848
        Common Stock issued for services                      289,600      262,560
        Common Stock issued for equity based compensation     496,415
        Preferred Stock issued for services                        --        6,000
        Stock Options                                              --       29,062
        Changes in assets and liabilities:
           Accounts Receivable                                115,656     (120,972)

           Inventory                                           95,272      (46,857)
           Prepaid expenses                                     6,788           --
           Accounts payable                                   (64,060)      42,147
           Accrued Expenses                                    42,659        4,032
                                                            ---------    ---------

Net cash provided by operation activities                      54,889     (104,401)

INVESTING ACTIVITIES:
     Purchase of property and equipment                        (7,413)      (3,500)
                                                            ---------    ---------

Net cash used in investing activities                          (7,413)      (3,500)

FINANCING ACTIVITIES:
     Proceeds from exercise of common stock warrants               --      164,687
     Advance, shareholder (net)                                94,343       (5,000)
     Repayment from notes payable - related party                  --      (57,000)
     Proceeds from factor payable                             (94,833)          --
     Proceeds from notes payable                                   --           --
     Repayments of notes payable                               (6,887)      (3,619)
                                                            ---------    ---------

Net cash used in financing activities                          (7,377)      99,068

NET CHANGE IN CASH                                             40,099       (8,833)
CASH, beginning of period                                      22,774       25,592
                                                            ---------    ---------

CASH, end of period                                         $  62,873    $  16,759
                                                            =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                          $   4,078    $   4,979
                                                            =========    =========

     Income taxes paid                                      $      --    $      --
                                                            =========    =========

     Conversion of debt to equity                           $  14,000    $      --
                                                            =========    =========

                            MARMION INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months ended March 31, 2005, in accordance with the Company's adoption of SFAS 123(R).

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. Marmion Air did not grant options to purchase common stock to employees in the three months ending March 31, 2006.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months Ended March 31,
                                                          2006          2005
                                                    ----------------------------

Net income (loss) available to
  common stockholders, as
  reported                                             $(932,960)   $  (288,221)
Add: stock based compensation
  determined under intrinsic value
  based method                                                 0         29,062
Less:  stock based compensation
  determined under fair value
  based method                                                (0)      (193,748)
                                                       ---------    -----------

  Pro forma net loss                                   $(932,960)   $  (452,907)
                                                       =========    ===========

  Basic and diluted net income (loss) per share:
      As reported                                      $    (.17)   $    (1.51)
                                                       =========    ===========
      Pro forma                                        $    (.17)   $    (2.38)
                                                       =========    ===========


Reverse Stock Split

On January 25, 2006, the Board of Directors of the Company authorized a reverse stock split of 1 share for every 100 shares outstanding. As a result all share and per share data have been adjusted retroactively to give effect to this 1 for 100 reverse stock split.

NOTE 3 - CONVERTIBLE DEBT

On March 28, 2006, $24,263 of the related party note plus accrued interest approximating $3,315 was sold to an unrelated third party. The Company reconfirmed this note and issued a guarantee for the payment of such note and accrued interest. The Company did not receive any new monies as a result of this transaction. The note and accrued interest is convertible into common stock at the rate of $.005 per share. As of March 31, 2006, $14,000 of the debt was converted to 2.8 million shares. The Company recorded a $496,415 charge recorded as a form of compensation expense for such debt due on demand, based on the conversion of such debt into 5,515,720 shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the then market price of $.095 per share.


NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its Series A preferred stockholder of $94,343 during the quarter ended March 31, 2006 to increase such advances outstanding to such stockholder to be $295,988 as of March 31, 2006. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of March 31, 2006 for the stockholder advances is $18,031.


NOTE 5 - SUBSEQUENT EVENTS

During the months of April and May, the remainder of the convertible debt of was converted into common stock.

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

      Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

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

      In November of 2004 our State of Texas Air Conditioning Contractor's License for Marmion Air Service (TACLA019367C) was upgraded to "A" status allows us to sell air conditioners to unlimited tonnages, as opposed to the "B" license which limited us to sell equipment up to 20 tons. In October 2005, we received our Mechanical and Sheet Metal Contractor License in the State of Louisiana (Lic. No. 44001) allowing us to perform projects in that State.

      Marmion Industries Corp. began seven years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 Marmion began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of AHI Hodling, Inc., allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

      We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. We have opened our commercial division and have completed our first project for the Houston Independent School District. As of the end of the 1st quarter of 2006, we have been awarded additional school projects as well as other commercial projects. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of accessing the public markets to enable us to raise capital to grow our business. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish our business objectives.

      One of our challenges continues to be our ability to attract and keep excellent employees to accomplish our business objectives. This challenge is highlighted due to the fact that we do not offer any type of benefits program to our employees. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We need larger facilities and equipment to increase profitability and meet increasing demand. We have generally outsourced [5]% of our manufacturing. We have recently acquired several pieces metal manufacturing equipment in November 2005 which has allowed us to reduce our outsourcing needs, which should allow us to recognize increased profitability in the months ahead. Additionally, new equipment would allow us to take on a diversified work load, which could also add to our profitability.

      Our long-term plans for growth include expanding our industrial base into Louisiana and abroad through new licensing and business contacts from ongoing marketing. We have recently started servicing the commercial market in the Houston area and have obtained the necessary licenses in Louisiana and have begun bidding on commercial projects in that area as well. We believe that, with right personnel and growth capital, we can grow our industrial and commercial division over the next two years.

      We have acquired third party certification (ETL Certification) for the wallmount line for our products and have begun the process of getting our hazardous location package units as well as our pressurizers certified as well. These third parties certify our hazardous location equipment, saying it is indeed explosion-proof on our industrial line of equipment which will enable us to bid on new jobs and we believe the certification will allow us to be successful on our bids\. Because of third party certification, we will now be able to be listed as an "approved supplier/provider" for large multi-national petrochemical company's specifications, as some large oil companies will spec in the company A/C's they want. Normally they will require a UL/CSA listing or another third party certification from their suppliers/providers This will allow us to increase our profit margin on the certified equipment. We are currently educating engineering companies in Houston of the options now available to them and their customers.

      By attracting and keeping better employees and retaining our current ones we believe that we can maintain our current growth rate over the next 3-5 years.

RECENT CHANGES IN OUR CAPITAL STRUCTURE

      Reverse Split

      On January 25, 2006 (the "Effective Date"), we effected a 1 for 100 reverse split of the outstanding and authorized shares of our common stock on January 25, 2006. On the Effective Date: (i) our total authorized shares of common stock was reduced from 5,000,000,000 shares to 50,000,000 shares; (ii) each one hundred (100) outstanding shares of our common stock were automatically converted into one (1) share of our common stock, resulting in 4,484,802 shares of our common stock outstanding as of the Effective Date and (iii) our common stock began trading under the symbol "MMIO" A certificate of change pursuant to NRS 78.209 was filed with the Nevada Secretary of State effectuating the reverse stock split and such action was approved by our Board of Directors.

RESULTS OF OPERATIONS


BASIS OF PRESENTATION


The results of operations set forth below for the periods ended March 31, 2006 and March 31, 2005 are those of the continuing operations of Marmion Idustries Corp.


The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

                                              Three Months Ended
                                                   March 31,
                                        ------------------------------
                                           2006                2005
                                        ---------           ----------
Revenues                                $ 438,937           $ 501,394
Cost of sales                             283,416             281,323
                                        ---------           ---------

Gross margin                              155,521             220,071

Salaries and employee benefits            160,414             144,979
General and administrative                918,605             355,465
Depreciation and Amortization               5,519               7,848
                                        ---------           ---------

Loss from Operations                    $(929,017)          $(288,221)
                                        =========           =========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

      REVENUES. Our revenues decreased to $438,937, or a decrease of approximately 13%, for the three months ended March 31, 2006, from $501,394 for the three months ended March 31, 2005. This decrease was attributable to a large job that was shipped in January 2005 but was primarily built in 2004.

      COST OF SALES. Cost of sales for continued operations increased to $283,416, or approximately 1%, for the three months ended March 31, 2006, from $281,323 for the three months ended March 31, 2005. As a percentage of net sales, cost of sales increased to 64% of net sales for the quarter ended March 31, 2006 versus approximately 56% of sales for the quarter ended March 31, 2005. The increase in cost of sales as a percentage of net sales resulted primarily from an increase in the prices of raw materials and fuel and our equipment and labor expenses increasing. As a result, the company generated a gross margin of $155,521 with a gross profit margin of approximately 35% for the quarter ended March 31, 2006.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits increased to $160,414, or an increase of approximately 11% for the three months ended March 31, 2006 from $144,979 for the three months ended March 31, 2005. This increase is attributable primarily to the hiring of an industrial sales force as well as a new commercial vice president.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $918,605, or an increase of approximately 158%, for the three months ended March 31, 2006, from $355,465 for the three months ended March 31, 2005. As a percentage of net sales, general and administrative expenses were approximately 209% for the quarter ended March 31, 2006, as compared to approximately 71% for the comparable period in 2005. The increase in general and administrative expenses primarily results from compensation expense associated with the issuance of the convertible note during the first quarter of 2006.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased to $5,519 for the three months ended March 31, 2006, from $7,848 for the three months ended March 31, 2005. This decrease was primarily due to expiration of useful life of assets previously being depreciated.

      LOSS FROM OPERATIONS. We incurred an operating loss of $929,017 for the three months ended March 31, 2006, compared to an operating loss of $228,221 for the three months ended March 31, 2005. The company had higher operating losses in the three months ended March 31, 2006 compared to the prior year primarily because of the compensation expense incurred due to the issuance of the convertible note in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at March 31, 2006 was $750,191 and at December 31, 2005 it was $825,911. We had cash of $62,873 as of March 31, 2006, while we cash of $22,774 as of December 31, 2005.

      Our operating activities provided $54,889 for the three months ended March 31, 2006 compared to using $104,401 in the three months ended March 31, 2005.

      Net cash flows used in investing activities was $7,413 for the three months ended March 31, 2006, compared to investments of $3,500 in the three months ended March 31, 2005. These cash flows were related to the purchase of property and equipment.

      Net cash flows used in financing activities were $7,377 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $99,068 in the three months ended March 31, 2005.

      We anticipate that we will need approximately $2 million to finance our proposed growth over the next 12 months. We are currently looking to raise such amount via a private placement of our debt and/or equity securities. There are no assurances that we will be able to raise the requisite funds. If we are unable to secure financing we may need to curtail our growth plans. Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern.

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

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. We do not expect a material impact on our consolidated results of operations as we do not intend to issue employee stock options in the near future.

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

GOING CONCERN

      The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended December 31, 2005 and 2004. The Company has incurred significant losses for these years and has a negative working capital position. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      In March 2006, our wholly owned subsidiary, Marmion Investments, Inc. issued a convertible promissory note in the amount of $24,262.70 to a single accredited investor in exchange for cancellation of a note of similar amount. This note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been converted in full as of the date of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS.

EXHIBIT
   NO.      IDENTIFICATION OF EXHIBIT
--------------------------------------------------------------------------------
3.1*        Articles of Incorporation.
3.2*        Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*        Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*        Articles of Merger
3.5*        Certificate of Amendment to the Certificate of Designation for the
            Series A preferred stock, filed effective July 15, 2004.
3.6*        Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7*        Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*        Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006
3.9*        By-laws.
4.1*        International Trust & Financial Services, Inc. Employee Stock Option
            Plan for the Year 2004
4.2*        International Trust & Financial Services, Inc. Non-Employee
            Directors & Consultants Retainer Stock Plan for the Year 2004
4.3*        International Trust & Financial Services, Inc. Employee Stock Option
            Plan for the Year 2004 No.2
4.4*        International Trust & Financial Services, Inc. Non-Employee
            Directors & Consultants Retainer Stock Plan for the Year 2004 No. 2
4.5*        Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2004 No. 2
4.6*        Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2004 No. 2
4.7*        Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2004 No. 3
4.8*        Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2004 No. 3
4.9*        Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2004 No. 4

4.10*       Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2004 No. 4
4.11*       Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2004 No. 5
4.12*       Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2004 No. 5
4.13*       Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2005
4.14*       Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2005
4.15*       Marmion Industries Corp. Amended Employee Stock Incentive Plan for
            the Year 2005 No. 2
4.16*       Marmion Industries Corp. Non-Employee Directors & Consultants
            Retainer Stock Plan for the Year 2005 No. 2
10.1*       Plan and Agreement of Merger.
10.2*       Purchase and Escrow Agreement.
10.3*       M/S Al Dunia Contract
10.4*       DT Construction Contract
31.1        ** Certification of Wilbert H. Marmion, President and Chief
            Executive Officer of Marmion Industries Corp., pursuant to 18 U.S.C.
            Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2        ** Certification of Ellen Raidl, Treasurer of Marmion Industries
            Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
            Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1        ** Certification of Wilbert H. Marmion, President and Chief
            Executive Officer of Marmion Industries Corp., pursuant to 18 U.S.C.
            Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2        ** Certification of Ellen Raidl, Treasurer of Marmion Industries
            Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
            Sec.906 of the Sarbanes-Oxley Act of 2002.
---------
*Previously Filed
**Filed Herewith

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARMION INDUSTRIES CORP.

Dated May 25, 2006

                                      By  /s/ Wilbert H. Marmion
                                          --------------------------------------
                                          Wilbert H. Marmion
                                          President and Chief Executive Officer