Form 10QSB
period 2006-06-30
MARMION INDUSTRIES CORP
filed 2006-08-17
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-31507

MARMION INDUSTRIES CORP.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	06-1588136 (I.R.S. Employer Identification No.)

9103 Emmott Road, Building 6, Suite A Houston, Texas 77040 (Address of principal executive offices)	77040 (Zip Code)

(713) 466-6585
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 16, 2006, the issuer had 25,569,990 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

MARMION INDUSTRIES CORPORATION
BALANCE SHEETS
JUNE 30, 2006
(UNAUDITED)

Item 1. Financial Statements.

ASSETS

Current Assets:
Cash	$52,547
Accounts receivable, net of allowance for doubtful accounts of $35,564	440,125
Costs and estimated earnings in excess of billings on uncompleted contracts	1,517
Inventory	279,378
Prepaid Expenses	11,521

Total Current Assets	785,088

Property and equipment, net of $107,916 accumulated depreciation	120,972

Total Assets	$906,060

LIABILITIES AND STOCKHOLER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$472,575
Accrued Expenses	55,480
Accrued Salaries - Officers	344,592
Advances - Shareholder	201,644
Notes Payable - Related Parties	373,190
Factor Payable	170,214
Current Portion of LTD	9,480
Billings in excess of costs and estimated earnings on uncompleted contracts	35,905

Total Current Liabilities	1,663,080

Notes Payable, net of current maturities	28,364

Total Liabilities	1,691,444

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated
9,750,000 shares issued and outstanding	$9,750
Series B preferred stock, $.001 par value, 30,000,000 shares designated
30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 50,000,000,000 shares authorized,
14,069,990 shares issued and outstanding	14,070
Additonal paid-in capital	10,720,166
Deficit accumulated during the development stage	(11,559,370)

Total Stockholder's Equity (Deficit)	(785,384)

Total Liabilities and Stockholder'a Equity (Deficit)	$906,060

See notes to financial statements.

MARMION INDUSTRIES CORPORATION
STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUES	$597,809	$948,549	$1,036,747	$1,449,944

COSTS OF SALES	471,656	794,659	755,076	1,099,304

GROSS MARGIN	126,153	153,890	281,671	350,640

COSTS AND EXPENSES:
Salaries and employee benefits	148,805	80,826	309,219	202,934
General and administrative	142,695	94,136	295,821	170,367
Equity Based Compensation Expense	293,072	35,178	557,848	318,952
Depreciation and amortization	5,616	7,890	11,135	15,739

TOTAL COSTS AND EXPENSE	590,188	218,030	1,174,043	707,992

LOSS FROM OPERATIONS	(464,035)	(64,140)	(892,372)	(357,352)

OTHER INCOME ( EXPENSE):
Interest Expense	(4,268)	(5,194)	(8,346)	(10,153)
Interest Expense - equity based	(4,050,000)		(4,546,415)
Other Income	268	203	403	218
Total Other	(4,054,000)	(4,991)	(4,554,358)	(9,935)

NET LOSS	$(4,518,035)	$(69,131)	$(5,446,730)	$(367,287)

Net loss per share:
Basic and diluted net loss per share	$(0.43)	$(0.98)	$(0.69)	$(8.50)

Weighted average shares outstanding:
Basic and diluted	10,578,740	70,240	7,947,053	43,194

See notes to financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDING JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

OPERATING ACTIVITIES:
Net Loss	$(5,446,730)	$(357,352)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	11,135	15,739
Common Stock issued for services	622,273	306,310
Other equity based compensation	4,546,415
Preferred Stock issued for services	-	6,000
Changes in assets and liabilities:		22,077
Accounts Receivable	(98,676)	(90,901)
Inventory	(18,398)	(20,947)
Prepaid expenses	9,958	-
Costs and estimated earnings in excess of billings	(1,517)	11,348
Accounts payable	185,332	(43,182)
Accrued Expenses	1,913	22,254
Billings in excess of costs and estimated earnings	35,905	-

Net cash used in operation activities	(152,390)	(128,654)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,413)	(3,500)

Net cash used in investing activities	(7,413)	(3,500)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	164,687
Advance, shareholder (net)	234,190	13,000
Proceeds from notes payable - related party	24,263	-
Repayment from notes payable - related party	(24,263)	(57,000)
Proceeds from factor payable	(35,639)	-
Repayments of notes payable	(8,975)	(3,270)

Net cash used in financing activities	189,576	117,417

NET CHANGE IN CASH	29,773	(14,737)
CASH, beginning of period	22,774	25,592

CASH, end of period	$52,547	$10,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,268	$10,853

Income taxes paid	$-	$-

See notes to financial statements.

MARMION INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2005 and June 30, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months ended June 30, 2005, in accordance with the Company’s adoption of SFAS 123(R).

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. Marmion Air did not grant options to purchase common stock to employees in the three months ending June 30, 2006.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
	June 30, 2005		June 30, 2005

Net income (loss) available to common stockholders, as reported	$	(69,131)		$(357,352)
Add: stock based compensation determined under intrinsic value based method		0		22,077
Less: stock based compensation determined under fair value based method		(0)		(193,748)

Pro forma net loss	$	(69,131)	$	(529,023)

Basic and diluted net income (loss) per share:
As reported	$	(0.98)	$	(8.50)
Pro forma	$	(0.98)		$(12.25)

Reverse Stock Split

On January 25, 2006, the Board of Directors of the Company authorized a reverse stock split of 1 share for every 100 shares outstanding. As a result all share and per share data have been adjusted retroactively to give effect to this 1 for 100 reverse stock split.

NOTE 3 - CONVERTIBLE DEBT

On March 28, 2006, $24,263 of the related party note plus accrued interest approximating $3,315 was sold to an unrelated third party. The Company reconfirmed this note and issued a guarantee for the payment of such note and accrued interest. The Company did not receive any new monies as a result of this transaction. The note and accrued interest is convertible at will by the holder into common stock at the rate of $.005 per share. As of March 31, 2006, $14,000 of the debt was converted to 2.8 million shares. The Company recorded a $496,415 charge recorded as a form of compensation expense for such debt due on demand, based on the conversion of such debt into 6,000,000 shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the then market price of $.095 per share. During the second quarter, the remainder of the convertible debt of was converted into 3.2 million shares of common stock.

On May 2, 2006, $90,000 of the related party note including accrued interest approximating $8,000 was sold to an unrelated third party. The Company reconfirmed this note and issued a guarantee for the payment of such note and accrued interest. The Company did not receive any new monies as a result of this transaction. The note and accrued interest is convertible at will by the holder into common stock at the rate of $.005 per share. As of June 30, 2006, none of the debt was converted. The Company recorded a $4,050,000 charge recorded as a form of compensation expense for such debt due on demand, based on the conversion of such debt into 18,000,000 shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the then market price of $.23 per share. A portion of the $90,000 has been converted into shares during July and August.

The accounting for these two convertible debt securities with beneficial conversion features was provided for under the interpretative guidance of EITF 98-5, EITF 00-27 and SFAS No. 133 as the effective dilution to the common shareholders as of June 30, 2006, including the pro-forma effects providing for second re-issuance of debt to have been fully converted, would be to have issued 75% of the outstanding shares of common stock to these debt holders for the conversion of $120,000 in debt, at the option of the holder of such debt.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its Series A preferred stockholder of $139,847 during the quarter ended June 30, 2006 to increase such advances outstanding to such stockholder to be $435,834 as of June 30, 2006. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of June 30, 2006 for the stockholder advances is $20,452.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Management’s Plan of Operation

General

Beginning in the second quarter of 2004, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. This entry was effected by Mr. Wilbert H. Marmion’s, our key officer and director, contribution to us of his controlling interest in Marmion Investments, Inc.,(d/b/a Marmion Air Service), a Texas corporation. The explosion-proof market encompasses industries including: oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We believe there is significant demand for these systems in any area where sensitive computer systems and analysis equipment is located. We also provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients.

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

In November of 2004 our State of Texas Air Conditioning Contractor’s License for Marmion Air Service (TACLA019367C) was upgraded to ”A” status allows us to sell air conditioners to unlimited tonnages, as opposed to the “B” license which limited us to sell equipment up to 20 tons. In October 2005, we received our Mechanical and Sheet Metal Contractor License in the State of Louisiana (Lic. No. 44001) allowing us to perform projects in that State.

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

We have acquired third party certification (ETL Certification) for the wallmount line for our products and have begun the process of getting our hazardous location package units as well as our pressurizers certified as well. These third parties certify our hazardous location equipment, saying it is indeed explosion-proof on our industrial line of equipment which will enable us to bid on new jobs and we believe the certification will allow us to be successful on our bids\. Because of third party certification, we will now be able to be listed as an “approved supplier/provider” for large multi-national petrochemical company’s specifications, as some large oil companies will spec in the company A/C’s they want. Normally they will require a UL/CSA listing or another third party certification from their suppliers/providers This will allow us to increase our profit margin on the certified equipment. We are currently educating engineering companies in Houston of the options now available to them and their customers.

By attracting and keeping better employees and retaining our current ones we believe that we can maintain our current growth rate over the next 3-5 years.

Recent Developments

Amendments to our Preferred Stock

On August 7, 2006, we filed certificate of amendments to our certificate of designation of our class A Preferred Stock and our Series B Preferred Stock with the Nevada Secretary of State (the “Amendments”) to delete Section 3(b)(i) “Adjustment of Conversion Rate upon Subdivision or Combination of the Common Stock.” In addition, the holders of our Class A Preferred Stock and Series B Preferred Stock waived all prior adjustments to Conversion Rate for previous subdivisions and combinations of the Common Stock. Pursuant to the Amendments and giving effect to the waivers, each share of Class A Preferred Stock will convert into 40 shares of our common stock and each share of Series B Preferred Stock will convert into 100 shares of our common stock. Prior to the Amendments (and giving effect to the adjustments), each share of Class A Preferred Stock was convertible into 2,000,000,000 shares of our common stock and each share of Series B Preferred Stock was convertible into 10,000,000 shares of our common stock. The Amendments were unanimously approved by our board of directors and all holders of Class A and Series B Preferred Stock.

Results of Operations

Basis of Presentation

The results of operations set forth below for the periods ended June 30, 2006 and June 30, 2005 are those of the continuing operations of Marmion Industries Corp.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$597,809	$948,549	$1,036,747	$1,449,944

Cost of Sales	471,656	794,659	755,076	1,099,304

Gross Margin	126,153	153,890	281,761	350,640

Salaries and employee benefits	148,805	80,826	309,219	202,934
General and administrative	142,695	94,136	295,821	170,367
Equity Based Compensation Expense	293,072	35,178	557,848	318,952
Depreciation and amortization	5,616	7,890	11,135	15,739

Loss from Operations	$(464,035)	$(64,140)	($892,372)	$(357,352)

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Revenues. Our revenues decreased to $597,809, or a decrease of approximately 37%, for the three months ended March 31, 2006, from $948,549 for the three months ended June 30, 2005. We significantly completed and billed a large commercial job in the three months ended June 30, 2005. However, we did not complete any large commercial jobs in the three months ended June 30, 2006 which accounts for the decrease in revenues for the three months ended June 30, 2006 as compared to June 30, 2005.

Cost of Sales. Cost of sales for continued operations decreased to $471,656, or approximately 42%, for the three months ended June 30, 2006, from $794,659 for the three months ended June 30, 2005. As a percentage of revenues, cost of sales decreased to approximately 79% of revenues for the quarter ended June 30, 2006 versus approximately 84% of revenues for the quarter ended June 30, 2005. The decrease in cost of sales as a percentage of revenues resulted primarily due to a higher margin on the commercial projects being performed this year as opposed to the project in 2005 As a result, the company generated a gross margin of $126,153 with a gross profit margin of approximately 21% for the quarter ended June 30, 2006.

Salaries and employee benefits. Salaries and employee benefits increased to $148,805, or an increase of approximately 84% for the three months ended June 30, 2006 from $80,826 for the three months ended June 30, 2005. This increase is attributable primarily to the hiring of an industrial sales force as well as a new commercial vice president.

General and administrative. General and administrative expenses increased to $142,695, or an increase of approximately 51%, for the three months ended June 30, 2006, from $94,136 for the three months ended June 30, 2005. As a percentage of revenues, general and administrative expenses were approximately 24% for the quarter ended June 30, 2006, as compared to approximately 10% for the comparable period in 2005. The increase in general and administrative expenses primarily results from factoring fees from our factoring agreement, new promotional materials and increase insurance premiums.

Depreciation and Amortization. Depreciation and amortization expense decreased to $5,616 for the three months ended June 30, 2006, from $7,890 for the three months ended June 30, 2005. This decrease was primarily due to expiration of useful life of assets previously being depreciated.

Equity Based Compensation Expense. Our equity based compensation expenses increased to $293,072 from $25,178 for the three month period ended June 30, 2006. This increase was primarily attributable to increased stock based compsensation issued to consultants in connection with our reasarch and business development activities

Loss from operations. We incurred an operating loss of $464,035 for the three months ended June 30, 2006, compared to an operating loss of $64,140 for the three months ended June 30, 2005. The company had higher operating losses in the three months ended June 30, 2006 compared to the prior year primarily because of general growth within our company.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Revenues. Our revenues decreased to $1,036,747, or a decrease of approximately 28%, for the six months ended June 30, 2006, from $1,449,944 for the six months ended June 30, 2005. We significantly completed and billed a large commercial job in the six months ended June 30, 2005. However, we did not complete any large commercial jobs in the six months ended June 30, 2006 which accounts for the decrease in revenues for the six months ended June 30, 2006 as compared to June 30, 2005.

Cost of Sales. Cost of sales for continued operations decreased to $755,076 or approximately 31%, for the six months ended June 30, 2006, from $1,099,304 for the six months ended June 30, 2005. As a percentage of revneues, cost of sales decreased to approximately 73% of revenues for the six months ended June 30, 2006 versus approximately 76% of revenues for the six months ended June 30, 2005. The decrease in cost of sales as a percentage of revenues resulted primarily from current projects in progress but not yet billed. As a result, the company generated a gross margin of $281,671 with a gross profit margin of approximately 27% for the six months ended March 31, 2006.

Salaries and employee benefits. Salaries and employee benefits increased to $309,219, or an increase of approximately 52% for the six months ended June 30, 2006 from $202,934 for the six months ended June 30, 2005. This increase is attributable primarily to the hiring of an industrial sales force as well as a new commercial vice president.

General and administrative. General and administrative expenses increased to $295,821 for the six months ended June 30, 2006, from $170,367 for the six months ended June 30, 2005. As a percentage of revenues, general and administrative expenses were approximately 28.5% for the six ended June 30, 2006, as compared to approximately 12% for the comparable period in 2005. The increase in general and administrative expenses primarily results from compensation expense associated with the issuance of the convertible note during the first quarter of 2006.

Equity Based Compensation Expense. Equity based compensation expense increased to $557,848 or approximately 75% for the six month period ended June 30, 2006, from $318,952 for the six month period ended June 30, 2006.

Depreciation and Amortization. Depreciation and amortization expense decreased to $11,135 for the six months ended June 30, 2006, from $15,739 for the six months ended June 30, 2005. This decrease was primarily due to expiration of useful life of assets previously being depreciated.

Loss from operations. We incurred an operating loss of $892,372 for the six months ended June 30, 2006, compared to an operating loss of $357,352 for the six months ended June 30, 2005. The company had higher operating losses in the six months ended June 30, 2006 compared to the prior year primarily because of general growth within our company.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at June 30, 2006 was $877,992 and at December 31, 2005 it was $613,149. We had cash of $52,547 as of June 30, 2006, compared to having cash of $10,852 at June 30, 2005.

Our operating activities used $152,390 for the six months ended June 30, 2006 compared to using $128,654 in the six months ended June 30, 2005.

Net cash flows used in investing activities was $7,413 for the six months ended June 30, 2006, compared to investments of $3,500 in the six months ended June 30, 2005. These cash flows were related to the purchase of property and equipment.

Net cash flows used in financing activities were $189,576 for the six months ended June 30, 2006, compared to net cash used by financing activities of $117,417in the six months ended June 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. The Company has adopted the accounting provisions of SFAS No. 123R effective January 1, 2006. We do not expect a material impact on our consolidated results of operations as we do not intend to issue employee stock options in the near future.

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

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Item 3. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2006, our wholly owned subsidiary, Marmion Investments, Inc. amended and restated a promissory note in the amount of $72,288 held by an accredited investor. The amended and restated note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been partially converted as of the date of this report. The amendment and restatement of the note and the conversion of the note into common stock were exempt pursuant to Section 3 (a)(9) and 4 (2) of the Securities Act.

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

MARMION INDUSTRIES CORP.

Dated August 17, 2006	By:	/s/ Wilbert H. Marmion
Wilbert H. Marmion President and Chief Executive Officer