Form 10QSB
period 2006-09-30
MARMION INDUSTRIES CORP
filed 2006-11-17
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(713) 466-6585
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2006, the issuer had 35,569,990 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARMION INDUSTRIES CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash	$9,663
Accounts receivable, net of allowance for doubtful accounts of $31,367	893,820
Costs and estimated earnings in excess of billings on uncompleted contracts	79,657
Inventory	376,130
Prepaid Expenses	13,602

Total Current Assets	1,372,871

Property and equipment, net of $113,561 accumulated depreciation	115,327

Total Assets	$1,488,198

LIABILITIES AND STOCKHOLER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$786,427
Accrued Expenses	108,947
Accrued Salaries - Officers	344,592
Notes Payable - Related Parties	524,056
Notes Payable	82,737
Factor Payable	218,077
Current Portion of LTD	9,767
Billings in excess of costs and estimated earnings on uncompleted contracts	5,347

Total Current Liabilities	2,079,950

Notes Payable, net of current maturities	36,190

Total Liabilities	2,116,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated
9,500,000 shares issued and outstanding	$9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated
30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 50,000,000,000 shares authorized,
35,569,990 shares issued and outstanding	35,570
Additonal paid-in capital	12,253,288
Deficit accumulated during the development stage	(12,956,300)

Total Stockholder's Equity (Deficit)	(627,942)

Total Liabilities and Stockholder'a Equity (Deficit)	$1,488,198

MARMION INDUSTRIES CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$2,093,224	$505,908	$3,134,400	$1,955,853

COSTS OF SALES	1,696,301	514,943	2,455,777	1,614,183

GROSS MARGIN	396,923	(9,035)	678,623	341,670

COSTS AND EXPENSES:
Salaries and employee benefits	127,126	883,125	436,346	1,086,059
General and administrative	145,058	101,988	389,374	260,469
Equity Based Compensation Expense	263,150	758,402	876,850	1,089,306
Depreciation and amortization	5,645	7,908	16,780	23,647

TOTAL COSTS AND EXPENSE	540,979	1,751,423	1,719,350	2,459,481

LOSS FROM OPERATIONS	(144,056)	(1,760,458)	(1,040,727)	(2,117,811)

OTHER INCOME:
Interest Expense	(7,785)	-	(11,832)	-
Interest Expense - equity based	(1,245,222)	-	(5,791,637)	-
Other Income	135	1,814	538	1,814

NET LOSS	$(1,396,928)	$(1,758,644)	$(6,843,658)	$(2,115,997)

Net loss per share:
Basic and diluted net loss per share	$(0.06)	$(2.69)	$(0.48)	$(8.49)

Weighted average shares outstanding:
Basic and diluted	23,967,303	654,591	14,115,803	249,233

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net Loss	$(6,843,658)	$(2,115,997)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of fixed assets	-	(1,814)
Deprecation and amortization	16,780	23,646
Common Stock issued for services	876,850	1,064,710
Common Stock issued for equity based compensation	5,791,637	-
Preferred Stock issued for services	-	6,000
Changes in assets and liabilities:
Accounts Receivable	(552,371)	(128,287)
Inventory	(115,187)	(44,932)
Prepaid expenses	7,878	(4,119)
Costs and estimated earnings in excess of billings	(79,657)	-
Accounts payable	499,174	(87,791)
Accrued Expenses	55,292	44,609
Billings in excess of costs and estimated earnings	5,347	-

Net cash used in operation activities	(337,915)	(1,243,975)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	18,500
Purchase of property and equipment	(7,413)	(37,762)

Net cash used in investing activities	(7,413)	(19,262)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	1,278,053
Proceeds from notes payable - Related Party	372,412	13,000
Repayment from notes payable - Related Party	(50,000)	(57,000)
Proceeds from factor payable	12,226)	-
Proceeds from notes payable	-	22,292
Repayments of notes payable	(2,421)	(16,324)

Net cash provided by financing activities	332,217	1,240,021

NET CHANGE IN CASH	(13,111)	(23,216)
CASH, beginning of period	22,774	25,592

CASH, end of period	$9,663	$2,376

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,713	$10,153

Income taxes paid	$-	$-

NON CASH FINANCING ACTIVITIES:
Conversion of preferred stock	$250	-

Conversion of debt to equity	$76,000	-

MARMION INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2005 and September 30, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - STOCK BASED COMPENSATION

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three and nine months ended September 30, 2006, in accordance with the Company’s adoption of SFAS 123(R).

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. Marmion Air did not grant options to purchase common stock to employees in the nine months ending September 30, 2006.

The following table illustrates the effect on net loss and net loss per share if Marmion Air had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income (loss) available to common stockholders, as reported	$ (1,758,644)		$(2,115,997)
Add: stock based compensation determined under intrinsic value based method	827,085		849,162
Less: stock based compensation determined under fair value based method	(655,414)		(849,162)

Pro forma net loss	$(1,586,973)	$	(2,115,997)

Basic and diluted net income (loss) per share:
As reported	$(2.69)	$	(8.49)
Pro forma	$(2.42)		$(8.49)

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

On August 2, 2006, $55,949 of the related party note plus accrued interest approximating $13,230 was sold to an unrelated third party. The Company reconfirmed this note and issued a guarantee for the payment of such note and accrued interest. The Company did not receive any new monies as a result of this transaction. The note and accrued interest is convertible at will by the holder into common stock at the rate of $.005 per share. As of September 30, 2006, none of the debt was converted. The Company recorded a $1,245,222 charge recorded as a form of compensation expense for such debt due on demand, based on the conversion of such debt into 13,835,800 shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the then market price of $.095 share.

The accounting for these three convertible debt securities with beneficial conversion features was provided for under the interpretative guidance of EITF 98-5, EITF 00-27 and SFAS No. 133 as the effective dilution to the common shareholders as of September 30, 2006, including the pro-forma effects providing for second re-issuance of debt to have been fully converted, would be to have issued 99% of the outstanding shares of common stock to these debt holders for the conversion of $160,000 in debt, at the option of the holder of such debt.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its Series A preferred stockholder of $88,222 during the quarter ended September 30, 2006 to increase such advances outstanding to such stockholder to be $524,056 as of September 30, 2006. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of September 30, 2006 for the stockholder advances is $24,661.

NOTE 5 - EQUITY TRANSACTIONS

On September 5, 2006, the Series A preferred stockholder elected to convert 250,000 shares of his Series A shares to 10 million shares of common stock.

NOTE 6 - NEW ACCOUNTING PRINCIPLES

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Management’s Plan of Operation

General

Beginning in the second quarter of 2004, we have entered the business of manufacturing and marketing of the explosion proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers. This entry was effected by Mr. Wilbert H. Marmion’s, our key officer and director, contribution to us of his controlling interest in Marmion Investments, Inc., (d/b/a Marmion Air Service), a Texas corporation. The explosion-proof market encompasses industries including: oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We believe there is significant demand for these systems in any area where sensitive computer systems and analysis equipment is located. We also provide residential and commercial HVAC service in Texas, as well as specialty service to Fortune 500 clients.

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

Marmion Industries Corp. began seven years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 Marmion began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of AHI Holding, Inc., allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

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

Recent Developments

Amendment to our Certificate of Incorporation

On August 24, 2006, our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to increase our authorized common stock from 50,000,000 shares to 500,000,000 shares: A majority of our stockholders approved the Charter Amendment by written consent on August 29, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of August 29, 2006 informing them of this action on September 14, 2006. The Charter Amendment was filed with the Nevada Secretary of State on October 5, 2006.

Results of Operations

Basis of Presentation

The results of operations set forth below for the periods ended September 30, 2006 and September 30, 2005 are those of the continuing operations of Marmion Industries Corp.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$2,093,224	$505,908	$3,134,400	$1,955,853
Cost of Sales	1,696,301	514,943	2,455,777	1,614,183
Gross Margin	396,923	(9,035)	678,623	341,670

Salaries and employee benefits	127,126	883,125	436,346	1,086,059
General and administrative	145,048	101,988	389,374	260,469
Equity Based Compensation Expense	263,150	758,402	876,850	1,089,306
Depreciation and amortization	5,645	7,908	16,780	23,647
Loss from Operations	$(144,056)	$(1,760,458)	$(1,040,727)	$(2,117,811)

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

Revenues. Our revenues increased to $2,093,224, or an increase of over 300%, for the three months ended September 30, 2006, from $505,908 for the three months ended September 30, 2005. The increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $1,696,301, or approximately 230%, for the three months ended September 30, 2006, from $514,943 for the three months ended September 30, 2005. As a percentage of revenues, cost of sales decreased to approximately 81% of revenues for the quarter ended September 30, 2006 versus approximately 101% of revenues for the quarter ended September 30, 2005. The decrease in cost of sales as a percentage of revenues resulted primarily due to new controls implemented by us with specific attention to quality control and purchasing controls. As a result, the company generated a gross margin of $396,923 with a gross profit margin of approximately 19% for the quarter ended September 30, 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $127,126, or a decrease of approximately 86% for the three months ended September 30, 2006 from $883,125 for the three months ended September 30, 2005. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the three months ended September 30, 2006.

General and administrative. General and administrative expenses increased to $145,058, or an increase of approximately 42%, for the three months ended September 30, 2006, from $101,988 for the three months ended September 30, 2005. As a percentage of revenues, general and administrative expenses were approximately 7% for the quarter ended September 30, 2006, as compared to approximately 20% for the comparable period in 2005. The increase in general and administrative expenses primarily results from expansion of operations which required additional corresponding expenses and normal economic increases.

Equity Based Compensation Expense. Our equity based compensation expense decreased to $263,150, or approximately 65%, for the three month period ended September 30, 2006, from $758,402 for the three months ended September 30, 2005. This decrease was primarily attributable to a reduction in stock issued to consultants in connection with our research and business development activities.

Depreciation and Amortization. Depreciation and amortization expense decreased to $5,645 for the three months ended September 30, 2006, from $7,908 for the three months ended September 30, 2005. This decrease was primarily due to asset dispositions.

Loss from operations. We incurred an operating loss of $144,056 for the three months ended September 30, 2006, compared to an operating loss of $1,760,458 for the three months ended September 30, 2005. The company had lower operating losses in the three months ended September 30, 2006 compared to the prior year primarily due to our decreased equity based compensation expenses during the period.

Comparison of the Nine months ended September 30, 2006 and September 30, 2005

Revenues. Our revenues increased to $3,134,400, or an increase of approximately 60%, for the nine months ended September 30, 2006, from $1,955,853 for the nine months ended September 30, 2005. This increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $2,455,777 or approximately 52%, for the nine months ended September 30, 2006, from $1,614,183 for the nine months ended September 30, 2005. As a percentage of revenues, cost of sales decreased to approximately 78% of revenues for the nine months ended September 30, 2006 versus approximately 82% of revenues for the nine months ended September 30, 2005. The decrease in cost of sales as a percentage of revenues resulted primarily due to new controls implemented by us with specific attention to quality control and purchasing controls. As a result, the company generated a gross margin of $678,623 with a gross profit margin of approximately 22% for the nine months ended September 30, 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $436,346, or a decrease of approximately 60% for the nine months ended September 30, 2006 from $1,086,059 for the nine months ended September 30, 2005. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the nine months ended September 30, 2006.

General and administrative. General and administrative expenses increased to $389,374 for the nine months ended September 30, 2006, from $260,469 for the nine months ended September 30, 2005. As a percentage of revenues, general and administrative expenses were approximately 12% for the nine months ended September 30, 2006, as compared to approximately 13% for the comparable period in 2005. The increase in general and administrative expenses primarily results from expansion of operations which required additional corresponding expenses and normal economic increases.

Equity Based Compensation Expense. Our equity based compensation expense decreased to $876,850, or approximately 20%, for the nine month period ended September 30, 2006, from $1,089,306 for the nine months ended September 30, 2005. This decrease was primarily attributable to a reduction in stock issued to consultants in connection with our research and business development activities.

.
Depreciation and Amortization. Depreciation and amortization expense decreased to $16,780 for the nine months ended September 30, 2006, from $23,647 for the nine months ended September 30, 2005. This decrease was primarily due to asset dispositions.

Loss from operations. We incurred an operating loss of $1,040,727 for the nine months ended September 30, 2006, compared to an operating loss of $2,117,811 for the nine months ended September 30, 2005. The company had lower operating losses in the nine months ended September 30, 2006 compared to the prior year primarily due to reductions in salaries, administrative expenses, and equity based compensation expenses.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at September 30, 2006 was $707,079 and at December 31, 2005 it was $613,149. We had cash of $9,663 at September 30, 2006, compared to having cash of $2,376 at September 30, 2005.

Our operating activities used $337,915 for the nine months ended September 30, 2006 compared to using $1,243,975 in the nine months ended September 30, 2005.

Net cash flows used in investing activities was $7,413 for the nine months ended September 30, 2006, compared to investments of $19,262 in the nine months ended September 30, 2005. These cash flows were related to the purchase of property and equipment.

Net cash flows provided by financing activities were $332,217 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $1,240,021 in the nine months ended September 30, 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB 154 --Accounting Changes and Error Corrections

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

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized.

FASB 157—Measuring Fair Value

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. In May 2006, our wholly owned subsidiary, Marmion Investments, Inc. amended and restated a promissory note in the principal amount of $72,788  (plus $8,000 accrued interest) held by an accredited investor. The amended and restated note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been partially converted as of the date of this report. The amendment and restatement of the note and the conversion of the note into common stock were exempt pursuant to Section 3 (a)(9) and 4(2) of the Securities Act.

2. On September 5, 2006, the holder of all of our series A preferred stock converted 250,000 shares of his series A preferred stock upon which he received 10 million shares of our common stock. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 24, 2006, our Board of Directors approved an amendment to our certificate of incorporation (the “Charter Amendment”) to increase our authorized common stock from 50,000,000 shares to 500,000,000 shares: A majority of our stockholders approved the Charter Amendment by written consent on August 29, 2006. A notice of shareholder action by written consent was mailed to all stockholders of record as of August 29, 2006 informing them of this action on September 14, 2006. The Charter Amendment was filed with the Nevada Secretary of State on October 5, 2006.

Item 6. Exhibits.

EXHIBIT
NO.	IDENTIFICATION OF EXHIBIT
3.1*	Articles of Incorporation.

3.2*	Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.

3.3*	Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.

3.4*	Articles of Merger

3.5*	Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective July 15, 2004.

3.6*	Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.

3.7*	Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.

3.8*	Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006

3.9*	Certificate of Amendment to the Articles of Incorporation, filed effective October 5, 2006.

3.10*	By-laws.

4.1*	International Trust & Financial Services, Inc. Employee Stock Option Plan for the Year 2004

4.2*	International Trust & Financial Services, Inc. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004

4.3*	International Trust & Financial Services, Inc. Employee Stock Option Plan for the Year 2004 No.2

4.4*	International Trust & Financial Services, Inc. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 2

4.5*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 2

4.6*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 2

4.7*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 3

4.8*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 3

4.9*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 4

4.10*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 4

4.11*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2004 No. 5

4.12*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2004 No. 5

4.13*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005

4.14*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005

4.15*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005 No. 2

4.16*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005 No. 2

10.1*	Plan and Agreement of Merger.

10.2*	Purchase and Escrow Agreement.

10.3*	M/S Al Dunia Contract

10.4*	DT Construction Contract

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
Dated November 16, 2006
	By:	/s/ Wilbert H. Marmion
Wilbert H. Marmion
President and Chief Executive Officer