Form 10KSB
period 2006-12-31
MARMION INDUSTRIES CORP
filed 2007-04-02
CIK 1123195

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No: 000-31507

MARMION INDUSTRIES CORP.
(Exact name of issuer as specified in its charter)

NEVADA	06-1588136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9103 Emmott Road, Building 6, Suite A
Houston, TX 77040

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(713) 466-6585
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$.001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $4,613,282.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 27, 2007: $524,809.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 27, 2007: 57,709,990 shares of common stock.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. BUSINESS.

Our Company

We manufacture and market explosion-proof air conditioners, refrigeration systems, chemical filtration systems and building pressurizers as well as provide air conditional and services for the commercial sector. Our executive office is located at 9103 Emmott Road, Building 6, Suite A, Houston, Texas, 77040, telephone number (713) 466-6585. We maintain a website at www.marmionair.com

Our Business

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

In July of 2004, we completed a merger and change of our domicile from Florida to Nevada. We also changed our name from "International Trust and Financial Systems" to "Marmion Industries Corp.”

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

Marmion Industries Corp. began eight years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 Marmion began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of AHI Holding, Inc., allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. We have opened our commercial division and have successfully completed several projects for customers such as Houston Independent School District, City of Clute Texas, State of Texas Parks and Recreation. As of the date of this report, we are currently completing two projects for the Pasadena Independent School District in Pasadena, Texas and midway through two additional projects for the Houston Independent School District. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of accessing the public markets to enable us to raise capital to grow our business. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish our business objectives.

One of our challenges continues to be our ability to attract and keep excellent employees to accomplish our business objectives. This challenge is highlighted due to the fact that we do not offer any type of benefits program to our employees. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We need larger facilities and equipment to increase profitability and meet increasing demand and we are currently seeking new facilities and/or property to erect facilities. We have generally outsourced 5% of our manufacturing. In November 2005, we acquired several pieces metal manufacturing equipment which has allowed us to reduce our outsourcing needs. This new equipment will allow us to take on a diversified work load, which could increase our profitability.

Our long-term plans for growth include continued expansion of our industrial base into Louisiana and abroad. We have recently started servicing the commercial market in the Houston area and have obtained the necessary licenses in Louisiana and have begun bidding on commercial projects in that area as well. We believe that, with right personnel and growth capital, we can grow our industrial and commercial division over the next two years.

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

Competition

As of December 31, 2006, we had four primary competitors to Marmion within the industry. All of these competitors are substantially larger and have greater resources than us. In the custom market, the Company competes with many larger and smaller manufacturers. We compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, we are often is at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, we have a better chance of getting the business since quality and long-term cost are generally taken into account.

Major Customers

Our three largest customer last year accounted for almost 70% of total sales in 2006, with our largest customer accounting for 34% of total sales. In order to diversify its customer base, we have added to and/or upgraded its sales representation in various markets. The loss of a significant portion of sales to any of these customers could have a material adverse effect on our financial condition. In addition, many of the arrangements that we have with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of our significant customers could have a material adverse effect on our financial position, results of operations or liquidity.

Sources and Availability of Raw Materials

The most important materials purchased by us are steel, copper and aluminum, which are obtained from domestic suppliers. We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. We endeavor to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for its raw materials or the major components of its manufactured products. We reduced our reliance on our largest vendor to 24% from 50% in 2005. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

We attempt to limit the impact of increases in raw materials and purchased component prices on its profit margins by negotiating with each of its major suppliers on a term basis from six months to one year. However, in each of the last three years cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

Employees

We have 10 full-time employees as of March 27, 2007. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

Legal Proceedings

None

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

We have recently completed a financing which could ultimately result in $3 million gross proceeds to us. We expect these fund to be sufficient to carry out operations through at least fiscal 2007. However, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

Based on our current plans, we believe that we have sufficient financial resources to meet our operating expenses and capital requirements for fiscal 2007. If we plan to expand our operations to manufacture and market additional products or services or if we make material acquisitions, we will need to obtain additional funds. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to expand our operations or develop and manufacture our products.

Our business can be hurt by an economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial conditionand results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interestrates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the HVAC business, a decline in economic activity as a result of these cyclical or other factorstypically results in a decline in new construction and replacement purchases, which would result in a decrease in our sales volume and profitability.

We may be adversely affected by problems in the availability, or increases in the prices, of raw materials and components.

Problems in the availability, or increases in the prices, of raw materials or components could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties, as well as raw materials such as steel, copper and aluminum. We enter into cancelable contracts on terms from six months to one year for raw materials and components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit.

We may need to develop manufacturing capacity for our existing and future products, which will increase our expenses.

We have evaluated in the past, and continue to evaluate, the feasibility of acquiring manufacturing capabilities to support the production of our products. These facilities may be required to meet the production capacities required to produce such products for commercial sale at an acceptable cost. We have not manufactured these products in the past. Developing these capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

Our success largely depends on the skills, experience and efforts of our senior management, particularly our Chief Executive Officer, Wilbert H. Marmion, III. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders’ decisions.

Assuming that issued and outstanding warrants and options for our common stock have not been exercised, one of our shareholders controls in excess of 90% of our outstanding voting rights as of March 27, 2007. Pursuant to their terms each share of our series A preferred stock is and each share of series B preferred stock are entitled to that number of votes equal to the number of shares of common stock issuable upon conversion of the series A and series B preferred stock held by them. As such, Wilbert Marmion, our sole preferred stockholders, holds voting rights equal to approximately 3.4 billion shares of common stock based on his holdings of series A and series B preferred stock. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

We rely on a few large customers.

While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

We may not be able to compete favorably in the highly competitive HVAC business.

Competition in our various markets could cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Several of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

Our quarterly results are subject to fluctuation.

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

We have no independent directors.

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

We have agreed to indemnify our directors and officers.

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

We may not manage growth effectively.

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

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

The marketability and profitability of our products is subject to unknown economic conditions.

The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

Any projections used in this prospectus may not be accurate.

Any and all projections and estimates contained in this annual report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

RISKS RELATED TO OUR SECURITIES

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

As of March 27, 2007, approximately 463 million shares of our common stock were reserved for issuance upon exercise or conversion of the following securities: (i) 363 million shares representing shares of common stock issuable upon conversion in full of the outstanding convertible promissory notes issued and issuable pursuant to that Subscription Agreement dated as of March 22, 2007 (without regard to any limitations on conversion); and (ii) 100,000,000 shares of common stock issuable upon exercise of in full of the warrants issued to the holders of the convertible debentures issued pursuant to that Subscription Agreement dated as of March 22, 2007 (without regard to any limitations on exercise). The convertible notes have a variable conversion price based upon the trading price of our common stock, with a floor conversion of $0.001 per share. If the entire $3 million convertible note was converted at the floor conversion price, we would be obligated to issue 3 billion shares of common stock.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

Our convertible securities are convertible into shares of common stock at a discount to market price. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

Our outstanding convertible notes are presently convertible into approximately 363 million shares of common stock at a per share conversion price (based upon a 25% discount to market price at time of conversion) of approximately $0.00825 (based on a March 27, 2007 closing price of 0.011) which is less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, on similar terms. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

Our recent financing requires a registration statement to become effective within 90 days after the filing deadline of April 16, 2007 and if this fails to happen we will incur liquidated damages.

We recently received financing from an accredited investor pursuant to a Subscription Agreement dated March 22, 2007. Such financing requires us to file a registration statement and have the registration statement declared effective by the SEC within 90 days of the filing deadline of April 16, 2007. If such registration statement is not declared effective by July16, 2007, we begin incurring liquidated damages equal to 2% of the principal of the promissory notes issued for each 30 day period that this registration statement is not declared effective after July 16, 2007.

The conversion price of the promissory notes based on our recent financing is based on an average of our closing bid price of our intra day trading prices of our common stock over a certain period of time prior to conversion and the decrease of the intra day trading price will result in issuance of a significant increase of shares resulting in dilution to our shareholders.

The conversion price of the promissory notes in our recent financing is equal to the lesser of (i) .075 and (ii) 75% of the lowest bid price for the Common Stock during the twenty (20) trading day period prior to conversion but in no event shall the conversion price be less than $0.001 per share.. The price of our common shares may fluctuate and the lower intra-day trading price in the future, will result in a conversion ratio resulting in issuance of a significant amount of our common shares to the promissory note holders. This will result in our present shareholders being diluted.

Selling shareholders may impact our stock value through the execution of short sales which may decrease the value of our common stock.

Short sales are transactions in which a selling shareholder sells a security it does not own. To complete the transaction, a selling shareholder must borrow the security to make delivery to the buyer. The selling shareholder is then obligated to replace the security borrowed by purchasing the security at the market price at the time of replacement. The price at such time may be higher or lower than the price at which the security was sold by the selling shareholder. If the underlying security goes down in price between the time the selling shareholder sells our security and buys it back, the selling shareholder will realize a gain on the transaction. Conversely, if the underlying security goes up in price during the period, the selling shareholder will realize a loss on the transaction. The risk of such price increases is the principal risk of engaging in short sales. The selling shareholders in this registration statement could short the stock by borrowing and then selling our securities in the market, and then converting the stock through either the Note or Warrants at a discount to replace the security borrowed. Because the selling shareholders control a large portion of our common stock, the selling shareholders could have a large impact on the value of our stock if they were to engage in short selling of our stock. Such short selling could impact the value of our stock in an extreme and volatile manner to the detriment of other shareholders.

Our common stock is deemed to be a “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

- With a price of less than $5.00 per share;

- That are not traded on a "recognized" national exchange;

- Whose prices are not quoted on the NASDAQ automated quotation system; or

- Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if issuer has been in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for our shareholders to sell shares to third parties or to otherwise dispose of them. This could cause our share price to decline.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal offices are located at 9103 Emmott Road, Building 6, Suite A, Houston Texas 77040. We lease our offices and warehouse facilities under three operating lease which all expire on May 31, 2007. The monthly cost of the lease is $4,075.00. We are currently seeking new facilities and/or properties to erect new facilities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “MMIO.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2005 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-500 reverse stock split which was effected on November 19, 2004, the 1-for-1000 reverse stock split which was effected on March 17, 2005 and the 1 for 100 reverse stock split which was effected on January 26, 2006. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2006 to December 31, 2006 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.29	$0.07
Second quarter	0.33	0.07
Third quarter	0.21	0.05
Fourth quarter	0.06	0.01

January 1, 2005 to December 31, 2005 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$162.50	$0.79
Second quarter	5.90	0.16
Third quarter	3.10	0.29
Fourth quarter	4.90	0.17

As of March 29, 2007, there were approximately 163 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	1,015,418,219 (1)
Equity compensation plans not approved by security holders	--	--	--
Total			1,015,418,219 (1)
(1) Represents shares available for issuance under our Stock Plan for the Year 2005 No. 2. We did not issue any options, warrants or securities with vesting provisions or exercise prices in 2006.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2007, we issued a $3,000,000 convertible secured debenture with a related warrant to purchase 100,000,000 shares of our common stock to a single accredited investor. The issuance was exempt under Section 4(2) and Regulation D of the Securities Act. (See “Description of Securities - March 2007 Private Placement”)

In November 2006, we issued 2,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $50,000. This issuance was exempt under Regulation S.

On September 5, 2006, the holder of all of our series A preferred stock converted 250,000 shares of his series A preferred stock upon which he received 10 million shares of our common stock. The issuance was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

In May 2006, our wholly owned subsidiary, Marmion Investments, Inc. amended and restated a  promissory note in the amount of $55,949 (plus $13,653 accrued interest) held by an accredited investor. The amended and restated note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been partially converted as of the date of this report. The amendment and restatement of the note and the conversion of the note into common stock were exempt pursuant to Section 3 (a)(9) and 4 (2) of the Securities Act.

In May 2006, our wholly owned subsidiary, Marmion Investments, Inc. amended and restated a promissory note in the amount of $72,788 (plus $17,763 accrued interest) held by an accredited investor. The amended and restated note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been partially converted as of the date of this report. The amendment and restatement of the note and the conversion of the note into common stock were exempt pursuant to Section 3 (a)(9) and 4 (2) of the Securities Act.

In March 2006, our wholly owned subsidiary, Marmion Investments, Inc. issued a convertible promissory note in the amount of $24,262.70 (plus $5,802 accrued interest) to a single accredited investor in exchange for cancellation of a note of similar amount. This note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been converted in full as of the date of this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Our executive offices are located at 9103 Emmott Road, Building 6, Suite A, Houston, Texas, 77040 and telephone number (713) 466-6585. We maintain a website at www.marmionair.com.

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

Marmion Industries Corp. began eight years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. Marmion Industries Corp. has always been owned and operated by W. H. Marmion and Ellen Raidl Marmion, who are husband and wife. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled Marmion to grow at a rapid pace as we completed Nextel's 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 Marmion began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the Industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of AHI Holding, Inc., allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began making plans to open a commercial division and hired personnel to bid and supervise commercial projects. We have opened our commercial division and have successfully completed several projects for customers such as Houston Independent School District, City of Clute Texas, State of Texas Parks and Recreation. As of the date of this report, we are currently completing two projects for the Pasadena Independent School District in Pasadena, Texas and midway through two additional projects for the Houston Independent School District. Until 2003 we operated as an S corporation and in 2003 converted to C corp. in anticipation of accessing the public markets to enable us to raise capital to grow our business. Today Marmion has ten full time employees and depending on the commercial projects undertaken as many or more subcontractors to accomplish our business objectives.

One of our challenges continues to be our ability to attract and keep excellent employees to accomplish our business objectives. This challenge is highlighted due to the fact that we do not offer any type of benefits program to our employees. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30 percent annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. We need larger facilities and equipment to increase profitability and meet increasing demand and we are currently seeking new facilities and/or property to erect facilities. We have generally outsourced 5% of our manufacturing. In November 2005, we acquired several pieces metal manufacturing equipment which has allowed us to reduce our outsourcing needs. This new equipment will allow us to take on a diversified work load, which could increase our profitability.

Our long-term plans for growth include continued expansion of our industrial base into Louisiana and abroad. We have recently started servicing the commercial market in the Houston area and have obtained the necessary licenses in Louisiana and have begun bidding on commercial projects in that area as well. We believe that, with right personnel and growth capital, we can grow our industrial and commercial division over the next two years.

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

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2006 and 2005 are those of the continuing operations of Marmion Industries Corp.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Year Ended
	December 31,
	2006	2005
Revenues	$4,613,282	$2,491,736

Cost of Sales	3,721,102	1,982,053

Gross Margin	892,180	509,683

Salaries and employee benefits	551,626	382,920

General and administrative (included is equity based compensation of $893,236 and $1,985,043, respectively)	1,447,935	2,352,867

Depreciation and amortization	32,912	31,584

Loss from Operations	$(1,140,293)	$(2,257,688)

Comparison of the Years ended December 31, 2006 and December 31, 2005

Revenues. Our revenues increased to $4,613,282, an increase of approximately 85%, for the year ended December 31, 2006, from $2,491,736 for the year ended December 31, 2005. This increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales increased to $3,721,102, an increase of approximately 88%, for the year ended December 31, 2006, from $1,982,053 for the year ended December 31, 2005. As a percentage of revenues, cost of sales increased to approximately 81% of revenues for the year ended December 31, 2006, versus approximately 80% of revenues for the year ended December 31, 2005. The increase in cost of sales as a percentage of revenues resulted primarily from new quality and purchasing controls, as well as performing more commercial projects which realizes a 7% to 10% margin. The company generated a gross margin of $892,180, or approximately 19%, for the year ended December 31, 2006, compared to a gross profit margin of $509,683, or approximately 20%, for the year ended December 31, 2005.

Salaries and employee benefits. Salaries and employee benefits increased to $551,626, or an increase of approximately 44% for the year ended December 31, 2006 from $382,920 for the year ended December 31, 2005. This increase is attributable primarily to the hiring of 3 new administrative employees.

General and administrative. General and administrative expenses decreased to $1,447,935 for the year ended December 31, 2006, from $2,352,867 for the year ended December 31, 2005. Included in general and administrative expense is equity based compensation expense of $893,236 and $1,985,043 for the years ended December 31, 2006 and 2005, respectively. As a percentage of revenues, general and administrative expenses were approximately 31% for the year ended December 31, 2006, as compared to approximately 94% for the comparable period in 2005. The decrease in general and administrative expenses primarily results from decreased stock issued to consultants in connection with our research and business development activities, offset by expanding operations requiring additional square footage and normal economic increases.

Depreciation and Amortization. Depreciation and amortization expense increased to $32,912 for the year ended December 31, 2006, from $31,584 for the year ended December 31, 2005.

Loss from operations. We incurred an operating loss of $1,140,293 for the year ended December 31, 2006, compared to an operating loss of $2,257,688 for the year ended December 31, 2005. The company had lower operating losses in the year ended December 31, 2006 compared to the prior year primarily because of a decrease in administrative expenses, and equity based compensation.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at December 31, 2006 was $720,574, and at December 31, 2005 it was $613,149. We had cash of $1,785 at December 31, 2006, compared to having cash of $22,774 at December 31, 2005.

Our operating activities used $316,343 in cash for the year ended December 31, 2006 compared to using $666,189 for the year ended December 31, 2005.

Net cash flows used by investing activities was $8,712 for the year ended December 31, 2006, compared to $63,107 for the year ended December 31, 2005. These cash flows were related to the purchase of property and equipment, net of $46,500 in proceeds from sale of property and equipment in the year ended December 31, 2005.

Net cash flows provided by financing activities was $304,066 for the year ended December 31, 2006, compared to net cash provided by financing activities of $726,478 in the year ended December 31, 2005.

We have recently completed a financing (See March 2007 Private Offering below) through our sale of convertible promissory notes and related warrants. Pursuant to such offering, we have received gross proceeds of $750,000 and will receive an additional $2,250,000 in gross proceeds upon filing of a registration statement related to such offering which we expect to file on or before April 16, 2007. We expect these proceeds to be sufficient to fund our operations through December 2007. In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event we seek to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender under the March private placement.

Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern.

March 2007 Private Offering

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default (as defined) this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default (as defined) the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may else to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%, The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price” (as defined) we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

The notes were issued with warrants to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrant of not registered for resale, the warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2006 and December 31, 2005 was $88,463 and $24,914, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

The Company from time to time may enter into a long term construction project, which such services may be performed over a few months. The Company records such revenues from long term contracts on a percentage of completion basis. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. There were no such long term contracts outstanding as at December 31, 2005. At December 31, 2006, there were six long term contracts outstanding. The Company recorded $27,836 and $198,552 in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, respectively, at December 31, 2006 in regard to these contracts.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation -Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No.123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006. We do not expect a material impact on our consolidated results of operations, as we do not intend to issue employee stock options in the near future.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining a provision of our deferred tax asset. We recorded a valuation for the full-deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended December 31, 2006 and 2005. The Company has incurred significant losses for these years and has a negative working capital position. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Insider and Affiliate Loans

We received advances from our controlling stockholder during fiscal 2006 totaling $322,412. Total advances from this stockholder aggregate $524,056 as of December 31, 2006. The advances are unsecured and payable upon demand. Interest on these advances is being accrued at 6% per annum and accrued interest on these advances totals $29,605 as of December 31, 2006.

Off-Balance Sheet Arrangements

None.

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

  During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Sherb, neither we nor anyone on our behalf consulted with Sherb regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a “disagreement" or a "reportable event," as those terms are defined in Regulation S-K, Items 304(a)(1)(iv) and 304(a)(1)(v).

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

ITEM 8B. OTHER INFORMATION.

1. On October 5, 2006, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State to increase our authorized common stock from 50,000,000 shares to 500,000,000 shares. This amendment was unanimously approved by our board of directors and by a majority of our stockholders by written consent. An information statement on Form 14C notifying shareholders of action taken by written consent was mailed to shareholders (of record on August 29, 2006) on September 14, 2006.

2. In November 2006, we issued 2,000,000 shares of our common stock to a single accredited investor for an aggregate purchase price of $50,000. This issuance was exempt under Regulation S.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:
Name	Age	Position

Wilbert H. Marmion, III	49	Director, Chief Executive Officer

Ellen Raidl	40	Director, Secretary, Treasurer

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
.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2006, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to our President Chief Executive Officer, the principal executive officer for services rendered during the fiscal years ended December 31, 2006 and 2005. No other employee or executive officer had total compensation in excess of $100,000 during the fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and Position	Year	Salary	Stock Awards	Total

Wilbert H. Marmion, III	2006	$120,000	-0-
President Chief Executive Officer and Director	2005	120,000	$6.,000(1)	-0-

(1)	Based on 30,000,000 shares of Series B Preferred Stock granted to Mr. Marmion in 2005.

STOCK OPTION GRANTS

No stock options, warrants or stock appreciation rights were issued to any executive officers or other employees in fiscal 2006. There are no unexercised options, unvested stock awards or equity incentive plan awards for any executive officers in 2006 or 2005

DIRECTOR COMPENSATION

Directors who are also employees are not entitled to receive any compensation for their services as directors. We currently have only 1 director who is also an employee.

EMPLOYMENT AGREEMENTS

None.

CONFIDENTIALITY AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

The following table assumes that there are 57,709,990 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned		Percentage Owned

Wilbert H. Marmion, III	3,390,000,100	(2)	>90%
Ellen Raidl	0		*
All directors and officers as a group (2 persons)	3,390,000,100		>90%
----------------------------------------------
* Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 9103 Emmott Road, Building 6, Suite A.

(2)
Includes (i) 380,000,000 shares of common stock issuable upon conversion of 9,500,000 shares of series A preferred stock and (ii) 3,000,000,000 issuable upon conversion of 30,000,000 shares of series B preferred stock. By their terms, the series A and series B preferred stock convert into more shares of common stock than we have authorized.

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

From December 2003 through May 2004, a corporation controlled by the sister-in-law of our majority stockholder advanced $500,000 to Marmion Investments, Inc, our wholly owned subsidiary. These advances were evidenced by 6% promissory notes. As of December 31, 2005, the principal amount due on this note was $153,000, with accrued interest of $34,293 (the “SAS Note”). During fiscal 2006, this note was sold (in 3 separate tranches) to an unrelated third party.

To date, our wholly owned subsidiary Marmion Investments, Inc. has received net advances from its majority stockholder and our President of $201,645. These advances are evidenced by 10% demand notes

We received advances from our controlling stockholder during fiscal 2006 totaling $322,412. Total advances from this stockholder aggregate $524,056 as of December 31, 2006. The advances are unsecured and payable upon demand. Interest on these advances is being accrued at 6% per annum and accrued interest on these advances totals $29,605 as of December 31, 2006.

ITEM 13. EXHIBITS.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1*	Articles of Incorporation.
3.2*	Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*	Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*	Articles of Merger
3.5*	Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective July 15, 2004.
3.6*	Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7*	Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*	Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006
3.9*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.
3.10*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.

3.11**	Certificate of Amendment to Certificate of Incorporation filed October 5, 2006.
3.12*	By-laws.
4.1*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005 No. 2
4.2*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005 No. 2
10.1*	Plan and Agreement of Merger.
10.2*	Purchase and Escrow Agreement.
10.3*	M/S Al Dunia Contract
10.4*	DT Construction Contract
10.5*	Subscription Agreement dated March 22, 2007
10.6*	Registration Rights Agreement dated March 22, 2007
10.7*	Form of Debenture dated March 22, 2007
10.8*	Security Agreement dated March 22, 2007
10.9*	Form of Warrant dated March 22, 2007
14 *	Code of Ethics
21*	Subsidiaries.
23.1**	Consent of Independent Registered Accounting Firm
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

*Previously Filed
**Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Sherb & Co., L.L.P., billed us $20,000 in fees for our annual audit for the year ended December 31, 2006, and $7,500 in fees for the review of our quarterly financial statements for that year.

Sherb & Co., L.L.P., billed us $20,000 in fees for our annual audit for the year ended December 31, 2005, and $5,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees to Sherb & Co., L.L.P. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2006 and 2005.

TAX FEES

We did not pay any fees to Sherb & Co., L.L.P. for tax compliance, tax advice, tax planning or other work during our fiscal years 2006 and 2005.

ALL OTHER FEES

  There were no other fees billed by Sherb & Co, LLP for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2006 and 2005 and for the years then ended, none of the hours expended on Sherb & Co., L.L.P. engagement to audit those financial statements were attributed to work by persons other than Sherb & Co., L.L.P.’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARMION INDUSTRIES CORP.

Date: March 30, 2007	By:	/s/ Wilbert H. Marmion, III
Wilbert H. Marmion, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wilbert H. Marmion III	President and Chief Executive Officer	March 30, 2007
Wilbert H. Marmion, III	and Director

/s/ Ellen Raidl	Secretary, Director	March 30, 2007
Ellen Raidl	and Treasurer

MARMION INDUSTRIES CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm - Sherb & Co., LLP	F-2

Consolidated Balance Sheet as of December 31, 2006	F-3.

Consolidated Statements of Operations for Years Ended December 31, 2006 and 2005	F-4.

Consolidated Statements of Stockholders' Deficit Years Ended December 31, 2006 and 2005	F-5.

Consolidated Statements of Cash Flows Years Ended December 31, 2006 and 2005	F-6.

Notes to Consolidated Financial Statements	F-7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Marmion Industries Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Marmion Industries Corp. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marmion Industries Corp. as of December 31, 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $7.0 million for the year ended December 31, 2006, and has a substantial working capital deficiency as of December 31, 2006. These factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 29, 2007

MARMION INDUSTRIES CORPORATION
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS

Current Assets:
Cash	$1,785
Accounts receivable, net of allowance for doubtful accounts of $88,463	1,222,695
Costs and estimated earnings in excess of billings on uncompleted contracts	27,836
Inventory	169,888
Prepaid Expenses	2,905

Total Current Assets	1,425,109

Property and equipment, net of $126,998 accumulated depreciation	100,494

Total Assets	$1,525,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$806,519
Accrued Expenses	56,525
Accrued Salaries - Officers	344,592
Advances-Stockholder	524,056
Current Maturities of Notes Payable	78,277
Factor Payable	137,162
Billings in excess of costs and estimated earnings on uncompleted contracts	198,552

Total Current Liabilities	2,145,683

Notes Payable, net of current maturities	33,654

Total Liabilities	2,179,337

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated, 9,500,000 shares issued and outstanding	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated, 30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 500,000,000 shares authorized, 42,609,990 shares issued and outstanding	42,610
Additional paid-in capital	12,332,788
Accumulated deficit	(13,068,632)

Total Stockholders' Equity (Deficit)	(653,734)

Total Liabilities and Stockholders' Equity (Deficit)	$1,525,603
See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES	$4,613,282	$2,491,736

COSTS OF SALES	3,721,102	1,982,053

GROSS MARGIN	892,180	509,683

COSTS AND EXPENSES:
Salaries and employee benefits	551,626	382,920
General and administrative (included is equity based compensation of $893,236 and $1,985,043 respectively)	1,447,935	2,352,867
Depreciation and amortization	32,912	31,584

TOTAL COSTS AND EXPENSES	2,032,473	2,767,371

LOSS FROM OPERATIONS	(1,140,293)	(2,257,688)

OTHER INCOME (EXPENSE):
Interest expense (included is equity based interest expense of $5,805,805 and $0 respectively)	(5,815,610)	(18,799)
Other income	538	-

NET LOSS	$(6,955,365)	$(2,276,487)

Net loss per share:
Basic and diluted net loss per share	$(0.35)	$(1.22)

Weighted average shares outstanding:
Basic and diluted	19,979,947	1,864,016

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2006 AND 2005

							Additional
	Preferred Stock		Preferred Stock				Paid-In	Accumulated
	Series A		Series B		Common Stock		Capital	Deficit	Total

	Shares	Amount	Shares	Amount	Shares	Amount

Balances, December 31, 2004	9,750,000	$9,750	-	$-	3,229	$3	$2,893,513	$(3,836,780)	$(933,514)

Common stock issued for services					2,120,574	2,121	1,435,259		1,437,380

Preferred stock issued for services			30,000,000	30,000			(24,000)		6,000

Options exercised					1,601,000	1,601	685,615		687,216

Intrinsic value of options issued to employees							547,663		547,663

Net loss								(2,276,487)	(2,276,487)

Balances, December 31, 2005	9,750,000	9,750	30,000,000	30,000	3,724,803	3,725	5,538,050	(6,113,267)	(531,742)

Common stock issued for services					7,185,187	7,185	886,051		893,236

Conversion of debt to equity					19,700,000	19,700	78,800		98,500

Conversion of Series A Preferred Stock to common stock	(250,000)	(250)			10,000,000	10,000	(9,750)		-

Sale of common stock for cash					2,000,000	2,000	48,000		50,000

Beneficial conversion cost							5,791,637		5,791,637

Net loss								(6,955,365)	(6,955,365)

Balances, December 31, 2006	9,500,000	$9,500	30,000,000	$30,000	42,609,990	$42,610	$12,332,788	$(13,068,632)	$(653,734)

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING ACTIVITIES:
Net Loss	$(6,955,365)	$(2,276,487)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on disposal of fixed assets	-	2,067
Depreciation and amortization	32,912	31,584
Common Stock issued for services	893,236	1,437,380
Cost of beneficial conversion feature on notes payable	5,791,637	-
Preferred Stock issued for services	-	6,000
Stock options	-	547,663
Changes in assets and liabilities:
Accounts receivable	(881,246)	4,580
Inventory	91,056	(139,033)
Prepaid expenses	18,575	(227,333)
Costs and estimated earnings in excess of billings	(27,836)	-
Accounts payable	519,266	(61,028)
Accrued expenses	2,870	8,418
Billings in excess of costs and estimated earnings	198,552	-

Net cash used in operating activities	(316,343)	(666,189)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	46,500
Purchase of property and equipment	(8,712)	(109,607)

Net cash used in investing activities	(8,712)	(63,107)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	-	687,216
Proceeds from sale of common stock	50,000	-
Advances, stockholder (net)	322,412	24,342
Repayment of notes payable - related party	(153,000)	(202,326)
Net reduction in factor payable	(64,159)	205,853
Proceeds from notes payable	153,000	53,357
Repayments of notes payable	(4,187)	(41,964)

Net cash provided by financing activities	304,066	726,478

NET CHANGE IN CASH	(20,989)	(2,818)
CASH, beginning of period	22,774	25,592

CASH, end of period	$1,785	$22,774

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,795	$10,438

Income taxes paid	$-	$-

NON CASH FINANCING ACTIVITIES:

Conversion of Preferred Stock to Common Stock	$250	$-

Conversion of debt to equity	$98,500	$-

Common Stock issued for services	$893,236	$1,437,380

See notes to consolidated financial statements.

MARMION INDUSTRIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2005

Nature of our Business

Marmion Industries Corp., a Texas corporation d/b/a Marmion Air Service (“Marmion Air”) (“the Company”), was incorporated on June 8, 1995. Marmion Air Service commenced operations in 1998 in residential and commercial HVAC service. Marmion Air specializes in explosion-proof heating, ventilation, cooling pressurization and chemical filtration solutions for mission-critical applications. The Marmion Air customer base is centrally located in the state of Texas.

On May 20, 2004, Wilbert H. Marmion, the President and Chief Executive Officer of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) contributed all of his shares of common stock in Marmion Investments, Inc., a Texas corporation d/b/a Marmion Air Service, to Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) as a contribution to Marmion Industries Corp.’s capital. The shares contributed to Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) represent one hundred percent of the issued and outstanding shares in Marmion Investments, Inc.

For accounting purposes this transaction was treated as an acquisition of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) and a recapitalization of Marmion Investments, Inc. Marmion Investments, Inc. is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) were not carried over and were adjusted to $0.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Going Concern

Marmion Air has incurred losses totaling $13,068,632 through December 31, 2006 and has a working capital deficit of $720,574 at December 31, 2006. Because of these conditions, Marmion Air will require additional working capital to develop business operations. Marmion Air intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Marmion Air will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Marmion Air’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Marmion Air will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Marmion Air. If adequate working capital is not available Marmion Air may not increase its operations.

These conditions raise substantial doubt about Marmion Air's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Marmion Air be unable to continue as a going concern.

Consolidation

The accompanying consolidated financial statements of Marmion Industries Corp (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Marmion Investments Inc., which is an inactive company. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2006 and December 31, 2005 was $88,463 and $24,914, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At December 31, 2006, inventory totaling $169,888 consisted of $42,142 in finished goods and $127,746 in raw material.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to seven years.

Long Lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed.

The Company from time to time may enter into a long term construction project, which such services may be performed over a few months. The Company records such revenues from long term contracts on a percentage of completion basis. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. There were no such long term contracts outstanding as at December 31, 2005. At December 31, 2006, there were six long term contracts outstanding. The Company recorded $27,836 and $198,552 in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, respectively, at December 31, 2006 in regard to these contracts. At December 31, 2006, there was $86,227 billed out but not paid by customers because of retainage provisions. For these long term construction projects, there is still $1.3 million to be billed out in subsequent periods as the work is completed.

We extend a one year parts warranty on all equipment manufactured and one year parts and labor warranty on all equipment manufactured and in service within one hundred miles of our facility. We recognized a warranty expense of $10,739 and $2,975 for the years 2006 and 2005. There is no warranty accrual at December 31, 2006. Any returns are accepted within 30 days of sale with a 35% restock fee.

Shipping and Handling Costs

Shipping and handling costs are normally FOB the Company’s factory, prepay and add. These costs are included in cost of goods sold.

Advertising Costs

The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising for the year ended December 31, 2006 and 2005 were $12,610 and $12,377, respectively.

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

Concentration of Credit Risk

Occasionally, the Company may have cash balances in its bank accounts that exceed $100,000, the federal insured limits. In addition, the Company maintains relationships with major customers and vendors as disclosed in note 9.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS 128. The Company has not presented diluted per share amounts, as the dilution would reduce the loss per share. The common stock equivalents at December 31, 2006 and 2005 was zero and 585,000 respectively.

Reclassifications

Certain reclassifications have been made to the prior year financials to be in conformity to the current year presentations.

Statements of Cash Flows

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Reverse Stock Split

On January 25, 2006, the Board of Directors of the Company authorized a reverse stock split of 1 share for every 100 shares outstanding. As a result all share and per share data have been adjusted retroactively to give effect to this 1 for 100 reverse stock split.

Stock Based Compensation

We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25, (APB 25). Accordingly, no compensation costs for stock options issued to employees, measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options, was recorded. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the year ended December 30, 2005, in accordance with the Company’s adoption of SFAS 123(R).

Marmion Industries granted 2,703,000 options to purchase common stock to employees in the year ended December 31, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Marmion Industries recorded compensation expense of $547,663 under the intrinsic value method during the year ended December 31, 2005. Marmion Air did not grant options to purchase common stock to employees in the year ending December 31, 2006.

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

December 31, 2005
Net loss available to common stockholders, as reported	$(2,276,487)
Add: stock based compensation determined under intrinsic value based method	547,663
Less: stock based compensation determined under fair value based method	(1,150,010)

Pro forma net loss	$(2,878,834)

Basic and diluted net income (loss) per share:
As reported	$(1.22)
Pro forma	$(1.54)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of $0, expected volatility of 308%, risk-free interest rate of 4.26%, and expected lives of 0.167 years.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Components of property and equipment, at December 31, 2006 are as follows:

December 31, 2006
Vehicles	$149,989
Warehouse equipment	51,189
Computers	14,821
Furniture and fixtures	6,498
Software	4,995
227,492
Less: accumulated depreciation and amortization	(126,998)

$100,494

Depreciation and amortization expense totaled $32,912 and $31,584 in 2006 and 2005, respectively.

In 2005, Marmion Air received $46,500 in the disposition of a vehicle resulting in a loss of $2,067. The proceeds were used to pay off the remaining balance of the note for the vehicle.

NOTE 3 - FACTOR PAYABLE

In September 2006, the Company terminated its factoring arrangement for the financing of selected receivables and engaged a new factoring agreement.. The receivables factored are subject to a full recourse repurchase guarantee arrangement. The factoring fee can be up to 10% per receivable factored, but is usually less depending on the timeliness of the payments by the customers due to rebates of the factoring fee. As of December 31, 2006 and 2005 there were $137,162 and $257,316 of receivables factored with recourse. Both the receivables and the full factor payable are presented on the balance sheets.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its Series A preferred stockholder of $322,412 during fiscal year 2006 to increase such advances outstanding to such stockholder to $524,056 as of December 31, 2006. The advances are unsecured and are due upon demand. Interest is being accrued at 6% per annum. Accrued interest as of December 31, 2006 for the stockholder advances is $29,605.

NOTES PAYABLE - RELATED PARTY

As of December 31, 2003, the sister in-law of the stockholder advanced $245,000 to Marmion Air. The same related party then advanced $15,000 per week though May 12, 2004 bringing the total cash advanced to $500,000. Starting May 20, 2004 Marmion Air began re-paying the loan at a rate of $25,000 per week. The repayment terms were orally agreed to. Interest for the loan is being accrued at the rate of 6% per year. As of December 31, 2005, the principle balance due was $153,000 and accrued interest totaled $34,293. During fiscal 2006, the balance of the note and accrued interest was sold to unrelated third parties (see note 6, Convertible Debt). As of December 31, 2006, the outstanding balance due to the related party was $-0-.

OFFICERS

The CEO and Treasurer, sole officers of the Company, are married to each other.

NOTE 5 - NOTES PAYABLE

Marmion Air entered into two financing agreements to purchase automobiles in 2005 totaling $31,064 and $22,293 with interest rates of 9.2% and 16.4%, respectively. Monthly payments on the vehicles are $648 and $551, respectively. The notes are secured by the vehicles. The financing agreements are for a period of 60 months and expire in fiscal year 2010.

Future maturities of these notes are as follows:

Year Ending December 31,

2007	$9,609
2008	10,847
2009	12,260
2010	10,547
43,263
Less: current portion	(9,609)
$33,654

NOTE 6 - CONVERTIBLE DEBT

During fiscal year 2006, the note payable to related party (see note 4) in the amount of $153,000 and accrued interest totaling $37,218 was sold to unrelated third parties. The Company reconfirmed the note and issued guarantees for the payments of the new notes and related interest. The Company did not receive any new monies as a result of these transactions. The notes and accrued interest are convertible at will by the holders into common stock at the rate of $.005 per share The four resulting notes payable are as follows:

(1)	$24,263 of the related party note plus accrued interest approximating $5,802.
As of December 31, 2006, all of the debt and accrued interest totaling $5,737 had been converted to 6,000,000 shares.

(2)	$52,569 of the related party note plus accrued interest approximating $12,828.
As of December 31, 2006, all of the principal and accrued interest totaling $8,431 had been converted to 12,200,000 shares.

(3)	$20,219 of the related party note plus accrued interest approximating $4,935.
As of December 31, 2006 none of the debt or accrued interest had been converted.

(4)	$55,949 of the related party note plus accrued interest approximating $13,653.
As of December 31, 2006, $7,500 of the principal had been converted to 1,500,000 shares.

As of December 31, 2006, the total unpaid principal and accrued interest relating to these notes was $68,668 and $26,920, respectively.

The Company recorded charges totaling $5,791,637 as a form of compensation expense for these convertible debt securities due on demand, based on the conversion of such debt into shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the market price of the shares at time of issue.

The accounting for these convertible debt securities with beneficial conversion features was provided for under the interpretative guidance of EITF 98-5, EITF 00-27 and SFAS No. 133 as the effective dilution to the common shareholders as of December 31, 2006, including the pro-forma effects providing for second re-issuance of debt to have been fully converted, would be to have issued 99% of the outstanding shares of common stock to these debt holders for the conversion of $160,000 in debt, at the option of the holder of such debt.

NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2006	2005
Federal income tax attributable to:
Current Operations	$(2,430,000)	$(800,000)
Permanent Timing Differences	2,126,000	380,000
Less, Change in valuation allowance	304,000	420,000
Net amount	$-	$-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

December 31,
2006
Deferred tax asset attributable to:
Net operating loss carryover	$1,273,000
Plus, Change in valuation allowance	304,000
Net deferred tax asset	$1,578,000

At December 31, 2006, we had an unused net operating loss carryover approximating $4,520,000 that is available to offset future taxable income; it expires beginning in 2023 through 2027. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The valuation of the deferred tax asset increased by approximately $304,000 for 2006.

NOTE 8 - COMMITMENTS

Office Lease

Marmion Air leases office and warehouse facilities at the same location under three operating leases all commencing June 1, 2006 and expiring May 31, 2007. Combined rent expense is $4,075 per month. Rent expense was $45,472 and $35,825 for 2006 and 2005, respectively.

Officers Salaries

Accrued Salaries - Officers consists of salaries to two officers under oral agreements. The officers’ salaries are $120,000 and $72,000 per year.

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

Major customers during the year ended December 31, 2006 and 2005 as shown as a percent of total revenue were:

	2006	2005
Customer A	24%	34%
Customer B	1%	26%
Customer C	7%	13%
Customer D	34%	0%
Customer E	11%	0%

In 2006 Marmion Air purchased 24% of its goods from one vendor. In 2005 Marmion Air purchased just over 50% of their goods from one vendor.

NOTE 10 - EQUITY

In November 2004 Marmion Industries approved a change to their articles of incorporation bringing the number of authorized shares of common stock to 3,000,000,000 and authorized shares of preferred stock to 500,000,000. In January 2006, such articles were amended to reduce the authorized shares of common stock to 50,000,000, and in September 2006 the articles were again amended to increase the authorized shares of common stock to 500,000,000.

The terms of the Series A and B Preferred shares are as follows:

The 9,500,000 Series A Preferred Shares outstanding have preferences which include a liquidation right of $.001 per share or $9,500, and conversion rights into 40 shares of common stock for each share of preferred stock.

The 30,000,000 Series B Preferred Shares outstanding have preferences which include a liquidation right of $.001 per share or $30,000, and conversion rights into 100 shares of common stock for each share of preferred stock.

Prior to August 2006 the conversion rights of both the Series A and B Preferred shares had an adjustment clause, which essentially provided for an adjustment to be the equivalent of an offset to any stock split, stock dividend or recapitalization to increase or decrease such conversion factor to ensure a majority voting control in the Company. In August 2006 we filed a certificate of amendment to our certificate of designation for both Series A and B Preferred shares deleting the adjustment of conversion rate upon subdivision or combination of the common stock. In addition, the holders of the Preferred shares waived all prior adjustments to the conversion rate for previous subdivisions and combinations of our common stock.

On September 5, 2006, the Series A Preferred shareholder elected to convert 250,000 shares of Series A Preferred shares to 10,000,000 shares of common stock.

In November 2004, Marmion Industries declared a reverse stock split effected in the form of 1 common share for each 500 issued and outstanding common shares of Marmion Industries common stock. In March 2005, Marmion Industries declared a reverse stock split effected in the form of 1 common share for each 1,000 issued and outstanding common shares of Marmion Industries common stock. In January 2006, the Board of Directors authorized a reverse stock split of 1 share for every 100 shares outstanding. All share and per share data have been adjusted retroactively to give effect to these stock splits.

During the twelve months ended December 31, 2005, the Company issued 2,120,574 shares of common stock to various consultants. Expense of $1,437,380 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.22 to $160.

The Company recorded $547,663 of expense due to the issuance of 2,703,000 stock options to employees in fiscal 2005. These options were issued at 85% of the then market price, and were exercised within a short period of time. The recorded expense was to be representative of the below market exercise price and a value was placed on the related party event of a large amount of options issued to employees which potentially could have affected ownership control.

During the twelve months ended December 31, 2005, employees exercised options to acquire 1,601,000 shares of common stock. The Company received proceeds totaling $687,216 upon exercise of these options.

During the twelve months ended December 31, 2006, the Company issued 7,185,187 shares of common stock to various consultants. Expense of $893,236 was recorded related to these shares, which was the market value of such shares at prices varying from $0.026 to $0.25.

During the twelve months ended December 31, 2006, the Company issued 19,700,000 shares of common stock to convert debt totaling $98,500 to equity.

During the twelve months ended December 31, 2006, the Company sold 2,000,000 shares of common stock for cash proceeds totaling $50,000.

As of December 31, 2006 Mr. Marmion controls in excess of 90% of the votes available based on his stock ownership. The Series A and Series B Preferred Stock are currently convertible into more common stock than we have authorized and as such his ownership is determined on a basis of conversion into all common stock currently authorized. We do not consider his ownership of the Series A and Series B Preferred Stock to include derivative liability instruments due to the related party nature of his holdings and he already owns a controlling ownership in the Company.

The following table summarizes stock option activity:

			Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Granted 2005	2,703,000	2,703,000	$0.39	$0.39
Cancelled or Expired 2005	(517,000)	(517,000)	(0.24)	(0.24)
Exercised 2005	(1,601,000)	(1,601,000)	(0.43)	(0.43)
Outstanding, December 31, 2005	585,000	585,000	0.44	0.44
Cancelled 2006	(585,000)	(585,000)	(0.44)	(0.44)
Outstanding, December 31, 2006	-0-	-0-	$-0-	$-0-

The options and stock issued for services in 2005 were issued pursuant to an employee stock incentive plan and a non-employee directors and consultants retainer stock plan both adopted in January 2005. The weighted average fair value of options granted for the years ended December 31, 2006 and 2005 are $0 and $0.43, respectively.

In January 2006 these 585,000 options were cancelled.

NOTE 11 - SUBSEQUENT EVENTS

In January 2007 through March 2007, the Company issued 600,000 shares of common stock to consultants. Expense of $8,400 was recorded related to these shares.

In January 2007 through March 2007, the Company issued 14,500,000 shares of common stock to convert debt totaling $72,500 to equity.

In January 2007, the Series A preferred stockholder advanced another $60,000 to the Company.

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may else to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%,. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price”, we may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

The notes were issued with warrants to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrant of not registered for resale, the warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.