Form 10QSB
period 2007-03-31
MARMION INDUSTRIES CORP
filed 2007-05-21
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission file number: 000-31507

MARMION INDUSTRIES CORP.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	06-1588136 (I.R.S. Employer Identification No.)

9103 Emmott Road, Building 6, Suite A Houston, Texas 77040 (Address of principal executive offices)	77040 (Zip Code)

(713) 466-6585
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 60,509,990 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED BALANCE SHEET

March 31,
2007
(unaudited)
Current Assets:
Cash	$415,469
Accounts receivable, net of allowance for doubtful accounts of $85,194	917,184
Costs and estimated earnings in excess of billings on uncompleted contracts	77,648
Inventory	268,886
Employee advances	250

Total Current Assets	1,679,437
Property and equipment, net of $134,860 accumulated depreciation	95,067
Deferred financing costs	140,000

Total Assets	$1,914,504

LIABILITIES AND STOCKHOLER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$701,653
Accrued Expenses	87,892
Accrued Salaries - Officers	344,592
Advances - Stockholder	584,056
Current Maturities of Notes Payable	10,853
Convertible Note Payable	455,933
Factor Payable	32,863
Billings in excess of costs and estimated earnings on uncompleted contracts	6,292

Total Current Liabilities	2,224,134
Notes Payable, net of current maturities	31,065

Total Liabilities	2,255,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 10, 00,000,000 shares designated
9,500,000 shares issued and outstanding	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated
30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 500,000,000,000 shares authorized,
57,709,990 shares issued and outstanding	57,710
Additional paid-in capital	13,148,588
Accumulated deficit	(13,586,493)

Total Stockholder's Equity (Deficit)	(340,695)

Total Liabilities and Stockholder's Equity (Deficit)	$1,914,504

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES	$1,627,935	$438,937
COSTS OF SALES	1,371,465	283,416

GROSS MARGIN	256,470	155,521
COSTS AND EXPENSES:
Salaries and employee benefits	122,247	160,414
General and administrative	171,504	918,605
Depreciation and amortization	7,863	5,519

TOTAL COSTS AND EXPENSE	301,614	1,084,538

LOSS FROM OPERATIONS	(45,144)	(929,017)
OTHER INCOME:
Interest Expense	(472,717)	(4,078)
Other Income	--	135

NET LOSS	$(517,861)	$(932,960)

Net loss per share:
Basic and diluted net loss per share	$(0.01)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	50,704,434	5,487,303

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Month Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(517,861)	$(932,960)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	7,863	5,519
Common Stock issued for services	8,400	289,600
Common Stock issued for equity based compensation	--	496,415
Beneficial conversion feature	455,933
Changes in assets and liabilities:
Accounts Receivable	305,511	115,656
Inventory	(98,998)	95,272
Other Assets	2,655	6,788
Costs and estimated earnings in excess of billings
in excess of billings	(49,812)	--
Accounts Payable	(104,866)	(64,060)
Accrued Expenses	36,149	42,659
Billings in excess of costs and
Estimated earnings	(192,260)	--

Net cash provided by (used in) operating activities	(147,286)	54,889

INVESTING ACTIVITIES:
Purchase of property and equipment	(2,436)	(7,413)

Net cash used in investing activities	(2,436)	(7,413)

FINANCING ACTIVITIES:
Advances, shareholder (net)	60,000	94,343
Net change in factor payable	(104,299)	(94,833)
Net proceeds from convertible note payable	610,000	--
Repayments of notes payable	(2,295)	(6,887)

Net cash provided by (used in) financing activities	563,406	(7,377)

NET CHANGE IN CASH	413,684	40,099
CASH, beginning of period	1,785	22,774

CASH, end of period	$415,469	$62,873

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,636	$4,078

Income taxes paid	$--	$--

Conversion of debt to equity	$72,500	$14,000
Issuance of warrants with debt	294,067	--

See notes to consolidated financial statements

MARMION INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and March 31, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received advances from its Series A preferred stockholder of $60,000 during the quarter ended March 31, 2007 to increase such advances outstanding to such stockholder to be $382,412 as of March 31, 2007. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of March 31, 2007 for the stockholder advances is $35,251.

NOTE 3 - CONVERTIBLE DEBT

At December 31, 2006, Marmion Air was indebted for total unpaid principal and accrued interest relating to convertible notes amounting to $68,668 and $26,920, respectively.

As of March 31, 2007, $67,718 in principal and $4,782 in interest had been converted to 14,500,000 shares of common stock. As of March 31, 2007, the total unpaid principal and interest relating to these notes was $949 and $22,641, respectively.

NOTE 4 - COMMON STOCK

In January through March 2007, Marmion Air issued 600,000 shares of common stock to consultants. Expense of $8,400 was recorded related to these shares.

NOTE 5 - SUBSCRIPTION AGREEMENT

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price”, we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

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

The Company recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $455,933 for the below market conversion rights of such debt and another $294,067 for debt discount attributed the warrants issued. The $455,933 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007. Such registration statement was filed on April 11, 2007.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

NOTE 6 - SUBSEQUENT EVENTS

In April 2007, convertible debt principal of $949 and accrued interest of $13,051 was converted into 14,000 shares of common stock.

In April 2007, we received the balance of the $3 million financing mentioned above in the amount of $2,250,000 before costs of such debt raise.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2006.

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

We have acquired third party certification (ETL Certification) for the wallmount line for our products and have begun the process of getting our hazardous location package units as well as our pressurizers certified as well. These third parties certify our hazardous location equipment, saying it is indeed explosion-proof on our industrial line of equipment which will enable us to bid on new jobs and we believe the certification will allow us to be successful on our bids\. Because of third party certification, we will now be able to be listed as an “approved supplier/provider” for large multi-national petrochemical company’s specifications, as some large oil companies will spec in the company A/C’s they want. Normally they will require a UL/CSA listing or another third party certification from their suppliers/providers. This will allow us to increase our profit margin on the certified equipment. We are currently educating engineering companies in Houston of the options now available to them and their customers.

By attracting and keeping better employees and retaining our current ones we believe that we can maintain our current growth rate over the next 3-5 years.

Results of Operations

Basis of Presentation

The results of operations set forth below for the periods ended March 31, 2007 and March 31, 2006 are those of the continuing operations of Marmion Industries Corp.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended
	March 31,
	2007	2006
Revenues	$1,627,935	$438,937
Cost of Sales	1,371,465	283,416
Gross Margin	256,470	155,521

Salaries and employee benefits	122,247	160,414
General and administrative	171,504	918,605
Depreciation and amortization	7,863	5,519
Loss from Operations	$(45,144)	$(929,017)

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

Revenues. Our revenues increased to $1,627,935, or an increase of approximately 270%, for the three months ended March 31, 2007, from $438,937 for the three months ended March 31, 2006. The increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $1,371,465, for the three months ended March 31, 2007, from $283,416 for the three months ended March 31, 2006. As a percentage of revenues, cost of sales increased to approximately 84% of revenues for the quarter ended March 31, 2007 versus approximately 65% of revenues for the quarter ended March 31, 2006. The increase in cost of sales as a percentage of revenues resulted primarily due to new quality and purchasing controls, as well as performing more commercial projects which realizes a 7% to 10% margin. We generated a gross margin of $256,470 with a gross profit margin of approximately 16% for the quarter ended March 31, 2007 as compared to $155,521 and 35% for the comparable period in 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $122,247, or a decrease of approximately 24% for the three months ended March 31, 2007 from $160,414 for the three months ended March 31, 2006. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the three months ended March 31, 2007.

General and administrative. General and administrative expenses decreased to $171,504, or a decrease of approximately 81%, for the three months ended March 31, 2007, from $918,605 for the three months ended March 31, 2006. As a percentage of revenues, general and administrative expenses were approximately 10% for the quarter ended March 31, 2007, as compared to approximately 210% for the comparable period in 2006. The decrease in general and administrative expenses primarily to a lack of compensatory stock grants to consultants in the three months ended March 31, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased to $7,863 for the three months ended March 31, 2007, from $5,519 for the three months ended March 31, 2006. This decrease was primarily due to asset dispositions.

Loss from operations. We had operating loss of $(45,144) for the three months ended March 31, 2007, compared to an operating loss of $(929,017) for the three months ended March 31, 2006. Our operating loss in the three months ended March 31, 2007 compared to large operating losses in the prior year is primarily due to our decreased equity based compensation expenses during the period.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at March 31, 2007, was $544,697 and at December 31, 2006 it was $720,574. We had cash of $415,469 at March 31, 2007, compared to having cash of $62,873 at March 31, 2006.

Our operating activities used $147,286 for the three months ended March 31, 2007 compared to providing $54,889 in the three months ended March 31, 2006.

Net cash flows used in investing activities was $2,436 for the three months ended March 31, 2007, compared to $7,413 of net cash flows used in investing activities for the comparable period in 2006. These cash flows were related to the purchase of property and equipment.

Net cash flows provided by financing activities were $563,406 for the three months ended March 31, 2007, compared to net cash used by financing activities of $7,377 in the three months ended March 31, 2006.

We have recently completed a financing (See March 2007 Private Offering below) through our sale of convertible promissory notes and related warrants. Pursuant to such offering, we have received gross proceeds of $3,000,000. We expect these proceeds to be sufficient to fund our operations through December 2007. In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event we seek to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender under the March private placement.

Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern.

March 2007 Private Offering

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible notes have a 5 year term and bear interest at twelve percent (12%). We are required to make “interest only” payments for the first six months following issuance. Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default (as defined) this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default (as defined) the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price” (as defined) we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

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

The Company recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $455,933 for the below market conversion rights of such debt and another $294,067 for debt discount attributed the warrants issued. The $455,933 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

We received $750,000 of such debt financing in March 2007 and $2,250,000 in April 2007, before financing costs.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007. Such registration statement was filed on April 11, 2007

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

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

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and treasurer, the sole officers and directors of the Company, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (A) accumulated and communicated to our management, including our chief executive officer and treasurer (our principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure and (B) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. See our Current Report on Form 8-K dated March 22, 2007 filed on March 26, 2007.

2.  In May 2006, our wholly owned subsidiary, Marmion Investments, Inc. amended and restated a promissory note in the aggregate amount of $90,000 (principal and accrued interest) held by an accredited investor. The amended and restated note is convertible into our common stock at a rate of $.005 per share and is guaranteed by us. This note has been partially converted as of the date of this report. The amendment and restatement of the note and the conversion of the note into common stock were exempt pursuant to Section 3 (a)(9) and 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1*	Articles of Incorporation.
3.2*	Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*	Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*	Articles of Merger
3.5*	Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective July 15, 2004.
3.6*	Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7*	Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*	Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006.
3.9*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.
3.10*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.
3.11*	Certificate of Amendment to Certificate of Incorporation filed October 5, 2006.
3.12*	By-laws.
4.1*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005 No. 2
4.2*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005 No. 2
10.1*	Plan and Agreement of Merger.
10.2*	Purchase and Escrow Agreement.
10.3*	M/S Al Dunia Contract
10.4*	DT Construction Contract
10.5*	Subscription Agreement dated March 22, 2007
10.6*	Registration Rights Agreement dated March 22, 2007
10.7*	Form of Debenture dated March 22, 2007
10.8*	Security Agreement dated March 22, 2007
10.9*	Form of Warrant dated March 22, 2007
14 *	Code of Ethics
21*	Subsidiaries.

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

MARMION INDUSTRIES CORP.
Dated May 21, 2007
By /s/ Wilbert H. Marmion Wilbert H. Marmion President and Chief Executive Officer