Form 10QSB
period 2007-06-30
MARMION INDUSTRIES CORP
filed 2007-08-20
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(713) 466-6585
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2007, the issuer had 60,509,990 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED BALANCE SHEET

June 30,
2007
(unaudited)
Current Assets:
Cash	$1,719,064
Accounts receivable, net of allowance for doubtful accounts of $86,568	1,132,367
Costs and estimated earnings in excess of billings on uncompleted contracts	327,866
Inventory	419,223
Employee advances	650

Total Current Assets	3,599,170
Property and equipment, net of $146,307 accumulated depreciation	155,439
Deferred financing costs, net of $17,500 accumulated amortization	122,500

Total Assets	$3,877,109

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$765,345
Accrued Expenses	115,697
Accrued Salaries - Officers	344,592
Advances - Stockholder	334,056
Current Maturities of Notes Payable	10,208
Convertible Note Payable - Current	1,632,656
Factor Payable	96,998
Billings in excess of costs and estimated earnings on uncompleted contracts	-

Total Current Liabilites	3,299,553
Note Payable, net of current maturities	28,396
Convertible Note Payable, net of current maturities	544,218
3,872,167

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 10,00,000,000 shares designated
9,500,000 shares issued and outstanding	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated
30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 500,000,000 shares authorized,
60,509,990 shares issued and outstanding	60,510
Additional paid-in capital	15,092,206
Accumulated deficit	(15,187,273)

Total Stockholder's Equity (Deficit)	4,943

Total Liabilities and Stockholder's Equity (Deficit)	$3,877,109

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORTATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,752,345	$597,809	$3,380,280	$1,036,747
COSTS OF SALES	1,508,542	471,656	2,880,007	755,076

GROSS MARGIN	243,804	126,153	500,273	281,671

COSTS AND EXPENSES
Salaries and employee benefits	128,503	148,805	250,750	309,219
General and administrative	186,878	435,767	358,382	853,669
Depreciation and amortization	146,537	5,616	154,400	11,135

TOTAL COSTS AND EXPENSE	461,918	590,188	763,531	1,174,043

INCOME (LOSS) FROM OPERATIONS	(218,114)	(464,035)	(263,258)	(892,372)

OTHER INCOME:
Interest Expense	(1,382,667)	(4,054,268)	(1,855,384)	(4,554,761)
Other Income	-	268	-	403

NET LOSS	$(1,600,781)	$(4,518,035)	$(2,118,642)	$(5,446,730)

Net loss per share:
Basic and diluted net loss per share	$(0.03)	$(0.43)	$(0.04)	$(0.69)

Weighted average shares outstanding:
Basic and diluted	60,233,067	10,578,740	54,903,360	7,947,053

See notes to consolidated financial statements

MARMION INDUSTRIES CORPORTATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	(2,118,642)	(5,446,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	154,400	11,135
Common Stock issued for services	8,400	622,273
Common Stock issued for equity based compensation	-	4,546,415
Beneficial conversion feature	1,741,702	-
Changes in assets and liabilities:
Accounts Receivable	90,328	(98,676)
Inventory	(249,335)	(18,398)
Other Assets	2,255	9,958
Costs and estimated earnings in excess of billings	(300,030)	(1,517)
Accounts Payable	(41,174)	185,332
Accrued Expenses	59,172	1,913
Billings in excess of costs and
estimated earnings	(198,552)	35,905

Net cash used in operating activities	(851,476)	(152,390)

INVESTING ACTIVITIES:
Purchase of property and equipment	(72,166)	(7,413)

Net cash used in investing activities	(72,166)	(7,413)

FINANCING ACTIVITIES
Advances, shareholder (net)	(190,000)	234,190
Proceeds from notes payable-related party	-	24,263
Repayment of loans from shareholder	-	(24,263)
Net change in factor payable	(24,418)	(35,639)
Net proceeds from convertible note payable	2,860,000	-
Repayments of notes payable	(4,660)	(8,975)
Cost of raising Capital	-	-

Net cash provided by financing activities	2,640,922	189,576

NET CHANGE IN CASH	1,717,279	29,773
CASH, beginning of year	1,785	22,774

CASH, end of year	1,719,064	52,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	104,026	4,268

Income taxes paid	-	-

Conversion of debt to equity	86,500	14,000
Issuance of warrants with debt	940,716	-

See notes to consolidated financial statements

MARMION INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and June 30, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Marmion Air has received no advances from its Series A preferred stockholder during the quarter ended June 30, 2007. In addition, $250,000 was paid back to this preferred stockholder. This decreased such advances outstanding to such stockholder to be $132,412 as of June 30, 2007. The advances are unsecured and are due upon demand. Interest on these advances are 6% per annum. Accrued interest as of June 30, 2007 and June 30, 2006 is $38,759 and $20,452 respectively.

NOTE 3 - CONVERTIBLE DEBT

At December 31, 2006, Marmion Air was indebted for total unpaid principal and accrued interest relating to convertible notes amounting to $68,668 and $26,920, respectively.

For the six months ended June 30, 2007, $68,668 in principal and $17,832 in interest had been converted to 17,300,000 shares of common stock.  As of June 30, 2007, the total unpaid principal and interest relating to these notes was $0 and $9,590, respectively.

NOTE 4 - COMMON STOCK

In January through March 2007, Marmion Air issued 600,000 shares of common stock to consultants. Expense of $8,400 was recorded related to these shares.

NOTE 5 - SUBSCRIPTION AGREEMENT

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The $3,000,000 issuance was recorded in 2 installments; $750,000 issued in March 2007 and $2,250,000 issued in April 2007. The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

The Company recorded $140,000 deferred financing costs attributed to this transaction as of June 30, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $1,741,702 for the below market conversion rights of such debt and another $940,716 for debt discount attributed the warrants issued. The $1,741,702 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

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

Results of Operations

Basis of Presentation

The results of operations set forth below for the periods ended June 30, 2007 and June 30, 2006 are those of the continuing operations of Marmion Industries Corp. The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,752,345	$597,809	$3,380,280	$1,036,747
Cost of Sales	1,508,542	471,656	2,880,007	755,076
Gross Margin	243,804	126,153	500,273	281,671

Salaries and employee benefits	128,503	148,805	250,750	309,219
General and administrative	186,878	435,767	358,382	853,669
Depreciation and amortization	146,537	5,616	154,400	11,135
Profit (Loss) from Operations	$(218,114)	$(464,035)	$(263,258)	$(892,372)

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Revenues. Our revenues increased to $1,752,345, or approximately 193%, for the three months ended June 30, 2007, from $597,809 for the three months ended June 30, 2006. The increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $1,508,542, or approximately 220%, for the three months ended June 30, 2007, from $471,656 for the three months ended June 30, 2006. This is attributable to the award of large commercial projects which cost associated to these projects are considerably higher. As a percentage of revenues, cost of sales increased to approximately 86% of revenues for the quarter ended June 30, 2007 versus approximately 79% of revenues for the quarter ended June 30, 2006. The increase in cost of sales as a percentage of revenues resulted primarily due to new quality and purchasing controls, as well as performing more commercial projects. We generated a gross margin of $243,804 with a gross profit margin of approximately 14% for the quarter ended June 30, 2007 as compared to $126,153 and 21% for the comparable period in 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $128,503, or a decrease of approximately 14% for the three months ended June 30, 2007 from $148,805 for the three months ended June 30, 2006. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the three months ended June 30, 2007.

General and administrative. General and administrative expenses decreased to $186,878, or a decrease of approximately 57%, for the three months ended June 30, 2007, from $435,767 for the three months ended June 30, 2006. This is attributable to there being no equity based compensation consultant transactions nor conversion of convertible debt

Depreciation and Amortization. Depreciation and amortization expense increased to $146,537 for the three months ended June 30, 2007, from $5,616 for the three months ended June 30, 2006. This increase is attributable to amortization of both deferred financing cost and debt discount.

Profit (Loss) from operations. We had operating loss of $(218,114) for the three months ended June 30, 2007, compared to an operating loss of $(464,035) for the three months ended June 30, 2006. This is due to a significant decrease in general and administrative costs.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Revenues. Our revenues increased to $3,380,280, or approximately 226%, for the six months ended June 30, 2007, from $1,036,747 for the six months ended June 30, 2006. The increase is primarily attributable to the award of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $2,880,007, or almost 281%, for the six months ended June 30, 2007, from $755,076 for the six months ended June 30, 2006. This is attributable to the award of large commercial projects which cost associated to these projects are considerably higher. As a percentage of revenues, cost of sales increased to approximately 85% of revenues for the six month ended June 30, 2007 versus approximately 73% of revenues for the six months ended June 30, 2006. The increase in cost of sales as a percentage of revenues resulted primarily due to new quality and purchasing controls, as well as performing more commercial projects. We generated a gross margin of $500,273 with a gross profit margin of approximately 15% for the six months ended June 30, 2007 as compared to $281,671 and 27% for the comparable period in 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $250,750, or a decrease of approximately 19% for the six months ended June 30, 2007 from $309,219 for the six months ended June 30, 2006. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the six months ended June 30, 2007.

General and administrative. General and administrative expenses decreased to $358,382, or a decrease of approximately 58%, for the six months ended June 30, 2007, from $853,669 for the six months ended June 30, 2006. This is attributable to there being no equity based compensation consultant transactions nor conversion of convertible debt.

Depreciation and Amortization. Depreciation and amortization expense increased to $154,400 for the six months ended June 30, 2007, from $11,135 for the six months ended June 30, 2006. This increase is attributable to the amortization of both deferred financing cost and debt discount.

Loss from operations. We had operating loss of $263,258 for the six months ended June 30, 2007, compared to an operating loss of $892,372 for the six months ended June 30, 2006. This decrease is attributable to reason stated above.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital at June 30, 2007, was $299,617 and at June 30, 2006 it was a deficit of $877,372. We had cash of $1,719,064 at June 30, 2007, compared to having cash of $52,547 at June 30, 2006.

Our operating activities used $851,477 for the six months ended June 30, 2007 compared to using $152,390 in the six months ended June 30, 2006.

Net cash flows used in investing activities was $72,166 for the six months ended June 30, 2007, compared to $7,413 of net cash flows used in investing activities for the comparable period in 2006. These cash flows were related to the purchase of property and equipment.

Net cash flows provided by financing activities were $2,640,922 for the six months ended June 30, 2007, compared to net cash provided by financing activities of $189,576 in the six months ended June 30, 2006.

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

March 2007 Private Offering

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”).  The $3,000,000 issuance was recorded in 2 installments; $750,000 issued in March 2007 and $2,250,000 issued in April 2007.  The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default (as defined) this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default (as defined) the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price” (as defined) we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

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

The Company recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $1,741,702 for the below market conversion rights of such debt and another $940,716 for debt discount attributed the warrants issued. The $1,741,702 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

We received $750,000 of such debt financing in March 2007 and $2,250,000 in April 2007, before financing costs. Of the $3 million gross proceeds received in the March 2007 private placement, we paid $115,000 to as a closing fee. In addition, we incurred $25,000 in legal expenses in connection with the offering. As such, our net proceeds from the March 2007 private placement were $2,860,000 at closing.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2007 and June 30, 2006 was $86,568 and $35,564, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

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

*Previously Filed

**Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARMION INDUSTRIES CORP.

Dated August 20, 2007	By	/s/ Wilbert H. Marmion
Wilbert H. Marmion President and Chief Executive Officer