Form 10QSB
period 2007-09-30
MARMION INDUSTRIES CORP
filed 2007-11-14
CIK 1123195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(713) 466-6585
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2007, the issuer had 81,147,279 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARMION INDUSTRIES CORPORATION
CONSOLIDATED BALANCE SHEET

September 30,
2007
(unaudited)
Current Assets:
Cash	$1,375,244
Accounts receivable, net of allowance for doubtful accounts of $86,960	1,498,956
Costs and estimated earnings in excess of billings on uncompleted contracts	112,010
Inventory	422,911
Prepaid Insurance	15,378
Employee advances	250

Total Current Assets	3,424,749
Property and equipment, net of $158,036 accumulated depreciation	388,096
Deferred financing costs	105,000

Total Assets	$3,917,845

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$743,100
Accrued Expenses	48,363
Accrued Salaries - Officers	344,592
Advances - Stockholder	334,056
Current Maturities of Notes Payable	10,522
Convertible Note Payable-Current	2,008,096
Factor Payable	341,191
Billings in excess of costs and estimated earnings on uncompleted contracts	118,496

Total Current Liabilites	3,948,416
Note Payable, net of current maturities	25,644
Convertible Note Payable, net of current maturities	61,992
4,036,052

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 10,00,000,000 shares designated
9,500,000 shares issued and outstanding	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated
30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 500,000,000 shares authorized,
73,805,379 shares issued and outstanding	73,805
Additional paid-in capital	15,099,195
Accumulated deficit	(15,330,707)

Total Stockholder's Equity (Deficit)	(118,207)

Total Liabilities and Stockholder's Equity (Deficit)	$3,917,845

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORTATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$1,594,578	$2,093,224	$4,974,858	$3,134,400
COSTS OF SALES	1,228,092	1,696,301	4,108,099	2,455,777

GROSS MARGIN	366,486	396,923	866,759	678,623

COSTS AND EXPENSES
Salaries and employee benefits	147,056	127,126	397,806	436,346
General and administrative	158,274	408,208	516,655	1,266,224
Depreciation and amortization	146,818	5,645	301,218	16,780

TOTAL COSTS AND EXPENSE	452,148	540,979	1,215,679	1,719,350

INCOME PROFIT/LOSS FROM OPERATIONS	(85,662)	(144,056)	(348,920)	(1,040,727)

OTHER INCOME:
Interest Expense	(94,632)	(1,253,007)	(1,950,016)	(5,803,469)
Other Income	36,861	135	36,861	538

NET PROFIT/LOSS	$(143,433)	$(1,396,928)	$(2,262,075)	$(6,843,658)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.04)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	64,424,636	23,967,303	58,114,236	14,115,803

See notes to consolidated financial statements

MARMION INDUSTRIES CORPORTATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	(2,262,075)	(6,843,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	301,218	16,780
Common Stock issued for services	15,829	876,850
Common Stock issued for equity based compensation	-	5,791,637
Beneficial conversion feature	1,741,702	-
Changes in assets and liabilities:
Accounts Receivable	(276,261)	(552,371)
Inventory	(253,023)	(115,187)
Other Assets	(12,723)	7,878
Costs and estimated earnings in excess of billings	(84,174)	(79,657)
Accounts Payable	(63,419)	499,174
Accrued Expenses	(8,162)	55,292
Billings in excess of costs and estimated savings
estimated earnings	(80,056)	5,347

Net cash used in operating activities	(981,144)	(337,915)

INVESTING ACTIVITIES:
Purchase of property and equipment	(318,640)	(7,413)

Net cash used in investing activities	(318,640)	(7,413)

FINANCING ACTIVITIES
Advances, shareholder (net)	.(190,000)	-
Proceeds from notes payable-related party	-	372,412
Repayment of loans from shareholder	-	(50,000)
Net change in factor payable	.221,864	12,226
Net proceeds from convertible note payable	2,860,000	-
Repayments of notes payable	(7,098)	(2,421)
Repayments of convertible note payable	(211,523)	-

Net cash provided by financing activities	2,673,243	332,217

NET CHANGE IN CASH	1,373,459	(13,111)
CASH, beginning of year	1,785	22,774

CASH, end of year	1,375,244	9,663

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	113,156	5,713

Income taxes paid	-	-

NON CASH FINANCING ACTIVITIES:
Conversion of debt to equity	99,355	76,000
Issuance of warrants with debt	940,716	-
Conversion of preferred stock	-	250

See notes to consolidated financial statements

MARMION INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and September 30, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At September 30, 2007, inventory totaling $422,911 consisted of $155,371 in finished goods and $267,540 in raw material.

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

Marmion Air has received no advances from its Series A stockholder during the quarter ended September 30, 2007.
Accrued interest as of September 30, 2007 for the stockholder advances is $40,789.

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

Total unpaid principle and interest as of September 30, 2007 relating to these notes are $0 and $9,604 respectively.

NOTE 4 - COMMON STOCK

In January through March 2007, Marmion Air issued 600,000 shares of common stock to consultants. Expense of $8,400 was recorded related to these shares.

In August 2007, Marmion entered into an agreement with a new investor relations firm in which we granted 10,000,000 shares of common stock for compensation. The value of these shares of $52,000 will be expensed accordingly.

NOTE 5 - SUBSCRIPTION AGREEMENT

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of a convertible debenture and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The $3,000,000 issuance was recorded in 2 installments; $750,000 issued in March 2007 and $2,250,000 issued in April 2007. The convertible debenture has a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The debenture is convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

NOTE 6 - DEBENTURE

For the nine months ended September 30, 2007, with respect to that certain debenture dated March 22, 2007: (i) $12,852.19 in principal was converted into 3,295,389 shares of our common stock and (ii) a cash payment of $239,631.15 was made of which $211,523.22 reflected a reduction in principle and $28,107.93 was applied to accrued and unpaid interest.

NOTE 7 - SUBSEQUENT EVENT

In October 2007, with respect to that certain debenture dated March 22, 2007: (i) $35,785.50 in principle was converted into 5,177,600 shares of our common stock and (ii) a cash payment of $31,090.93 was made in respect of accrued and unpaid interest.

Between November 1, 2007 and November 13, 2007, with respect to that certain debenture dated March 22, 2007, $14,717.00 in principle was converted into 2,164,300 shares of our common stock .

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

We need larger facilities and equipment to increase profitability and meet increasing demand. To address these needs, we have purchase property to build a new facility and we have hired an architectural and engineering firm to design such new facility. We have received estimate drawing and are in the process of selecting building contractors. We are hoping to begin construction by the end of November or early December 2007.

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

Results of Operations

Basis of Presentation

The results of operations set forth below for the periods ended September 30, 2007and September 30, 2006 are those of the continuing operations of Marmion Industries Corp.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$1,594,578	$2,093,224	$4,974,858	$3,134,400
Cost of Sales	1,228,092	1,696,301	4,108,099	2,455,777
Gross Margin	366,486	396,923	866,759	678,623

Salaries and employee benefits	147,056	127,126	397,806	436,346
General and administrative	158,274	408,208	516,655	1,266,244
Depreciation and amortization	146,818	5,645	301,218	16,780
Loss from Operations	$(85,662)	$(144,056)	$(348,920)	$(1,040,727)

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Revenues. Our revenues decreased to $1,594,578, or approximately --24%, for the three months ended September 30, 2007, from $2,093,224 for the three months ended September 30, 2006. The reason for the decrease is primarily attributable to revenue recognition of billings of our commercial projects.

Cost of Sales. Cost of sales for continued operations decreased to $1,228,092, or approximately 28%, for the three months ended September 30, 2007, from $1,696,301 for the three months ended September 30, 2006. This is attributable to better management of commercial projects in progress and the fact that two new projects were incurred within this current quarter. As a percentage of revenues, cost of sales decreased to approximately 77% of revenues for the quarter ended September 30, 2007 versus approximately 81% of revenues for the quarter ending September 30, 2006. [The decrease in cost of sales as a percentage of revenues resulted primarily due to more efficient manufacturing procedures coupled with new quality and purchasing controls.] We generated a gross margin of $366,486 with a gross profit percentage of approximately 23% for the quarter ended September 30, 2007 as compared to $396,923 with a gross profit percentage of approximately 19% for the comparable period in 2006.

Salaries and employee benefits. Salaries and employee benefits increased to $147,056, or an increase of approximately 16% for the three months ended September 30, 2007 from $127,126 for the three months ended September 30, 2006. The increase is attributable to a reduction of manpower required for current projects through more streamlined project management procedures and resource allocation.

General and administrative. General and administrative expenses decreased to $158,274, or a decrease of approximately 61%, for the three months ended September 30, 2007, from $408,208 for the three months ended September 30, 2006. This is attributable to there being no equity based compensation consultant transactions nor conversion of certain promissory notes in the three month ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization expense increased to $146,818 for the three months ended September 30, 2007, from $5,645 for the three months ended September 30, 2006. This increase is attributable to amortization of both deferred financing cost and debt discount related to that certain $3,000,000 debenture dated March 22, 2007.

Profit (Loss) from operations. We had operating loss of $85,662 for the three months ended September 30, 2007, compared to an operating loss of $144,056 for the three months ended September 30, 2006. This is due to a significant decrease in general and administrative costs during the three months ended September 30, 2007 from the three months ended September 30, 2006 including equity based compensation expenses incurred during such period.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues. Our revenues increased to $4,974,858, or approximately 59%, for the nine months ended September 30, 2007, from $3,134,400 for the nine months ended September 30, 2006. The increase is primarily attributable to the award and partial completion of several large commercial projects.

Cost of Sales. Cost of sales for continued operations increased to $4,108,099, or 67%, for the nine months ended September 30, 2007, from $2,455,777 for the nine months ended September 30, 2006. This is attributable to our performance on large commercial projects which cost associated to these projects are considerably higher. As a percentage of revenues, cost of sales increased to approximately 83% of revenues for the nine month ended September 30, 2007 versus approximately 78% of revenues for the nine months ended September 30, 2006. The increase in cost of sales as a percentage of revenues resulted primarily due to new quality and purchasing controls, as well as performing more commercial projects. We generated a gross margin of $866,759 with a gross profit margin of approximately 17% for the nine months ended September 30, 2007 as compared to $678,623 with a gross profit margin of approximately 22% for the comparable period in 2006.

Salaries and employee benefits. Salaries and employee benefits decreased to $397,806, or a decrease of approximately 9% for the nine months ended September 30, 2007 from $436,346 for the nine months ended September 30, 2006. This decrease is attributable primarily to a lack of compensatory stock grants to employees in the nine months ended September 30, 2007.

General and administrative. General and administrative expenses decreased to $516,655 or a decrease of approximately 59%, for the nine months ended September 30, 2007, from $1,266,224 for the nine months ended September 30, 2006. This is attributable to there being no equity based compensation consultant transactions in the nine month period ended September 30, 2007

Depreciation and Amortization. Depreciation and amortization expense increased to $301,218 for the nine months ended September 30, 2007, from $16,780 for the nine months ended September 30, 2006. This increase is attributable to the amortization of both deferred financing cost and debt discount related to that certain $3,000,000 debenture dated March 22, 2007.

Profit from operations. We had operating loss of $348,920 for the nine months ended September 30, 2007, compared to an operating loss of $1,040,727 for the nine months ended September 30, 2006. This decrease is attributable to a significant decrease in general and administrative costs.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at September 30, 2007, was $523,667 and at September 30, 2006 it was a deficit of $707,079. We had cash of $1,375,244 at September 30, 2007, compared to having cash of $9,663 at September 30, 2006.

Our operating activities used $981,144 for the nine months ended September 30, 2007 compared to using $337,915 in the nine months ended September 30, 2006.

Net cash flows used in investing activities was $318,640 for the nine months ended September 30, 2007, compared to $7,413 of net cash flows used in investing activities for the comparable period in 2006. These cash flows were related to the purchase of property and equipment.

Net cash flows provided by financing activities were $2,673,243 for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $332,217 in the nine months ended September 30, 2006. The increase was due to our consummation of a private placement (see March 2007 Private Offering below).

We have recently completed a financing (See March 2007 Private Offering below) through our sale of a convertible debenture and related warrants. Pursuant to such offering, we received gross proceeds of $3,000,000. We expect these proceeds to be sufficient to fund our operations through December 2007. In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event we seek to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender under the March private placement.

Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about our ability to continue as a going concern.

March 2007 Private Offering

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which we issued a $3,000,000 of principal amount of debenture and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The debenture has a 5 year term and bear interest at twelve percent (12%). We are required to make “interest only” payments for the first six months following issuance. Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The debenture is convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default (as defined) this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default (as defined) the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the debenture and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of the debenture and the related warrants, the notes and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 125% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price” (as defined) we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

The debenture was issued with warrants to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrant of not registered for resale, the warrant holder may designate a "cashless exercise option." This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition we recorded a beneficial conversion feature value of $1,741,702 for the below market conversion rights of such debt and another $940,716 for debt discount attributed the warrants issued. The $1,741,702 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2007 and September 30, 2006 was $86,960 and $31,367, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

The Company from time to time may enter into a long term construction project, which such services may be performed over a few months. The Company records such revenues from long term contracts on a percentage of completion basis. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. At September 30, 2007 there were four long term contracts outstanding. The Company recorded $112,010 and $118,496 in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, respectively, at September 30, 2007 in regard to these contracts.

STOCK-BASED COMPENSATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2007, we issued 10,000,000 shares of common stock as a compensatory stock grant under a corporate consulting agreement. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 27, 2007, we entered into a Corporate Consulting Agreement with Outcast, Inc. pursuant to which we engaged Outcast to render consulting and advisory services including the creation and execution of a public awareness campaign. In consideration of Outcast’s services we agree to pay Outcast $120,000 in cash, in installments and 10,000,000 shares of our common stock. These shares contain piggyback registration rights.

Item 6. Exhibits.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1*	Articles of Incorporation.
3.2*	Articles of Amendment to the Articles of Incorporation, filed effective June 3, 2004.
3.3*	Certificate of Designation establishing Series A Preferred Stock, filed effective May 25, 2004.
3.4*	Articles of Merger
3.5*	Certificate of Amendment to the Certificate of Designation for the Series A preferred stock, filed effective July 15, 2004.
3.6*	Certificate of Amendment to the Articles of Incorporation, filed effective November 16, 2004.
3.7*	Certificate of Designation establishing Series B Preferred Stock, filed effective January 26, 2005.
3.8*	Certificate of Amendment to the Articles of Incorporation, filed effective January 25, 2006
3.9*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.
3.10*	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock filed August 7, 2006.
3.11*	Certificate of Amendment to Certificate of Incorporation filed October 5, 2006.
3.12*	By-laws.
4.1*	Marmion Industries Corp. Amended Employee Stock Incentive Plan for the Year 2005 No. 2
4.2*	Marmion Industries Corp. Non-Employee Directors & Consultants Retainer Stock Plan for the Year 2005 No. 2
10.1*	Plan and Agreement of Merger.
10.2*	Purchase and Escrow Agreement.
10.3*	M/S Al Dunia Contract
10.4*	DT Construction Contract
10.5*	Subscription Agreement dated March 22, 2007
10.6*	Registration Rights Agreement dated March 22, 2007
10.7*	Form of Debenture dated March 22, 2007
10.8*	Security Agreement dated March 22, 2007
10.9*	Form of Warrant dated March 22, 2007
10.10**	Corporate Consulting Agreement dated August 27, 2007 with Outcast, Inc.
14 *	Code of Ethics
21*	Subsidiaries.

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

Dated November 14, 2007

By /s/ Wilbert H. Marmion
Wilbert H. Marmion
President and Chief Executive Officer