Form 10KSB
period 2007-12-31
MARMION INDUSTRIES CORP
filed 2008-04-14
CIK 1123195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:      000-31507

MARMION INDUSTRIES CORP.

(Name of small business issuer in its charter)

Nevada	06-1588136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9103 Emmott Road, Building 6, Suite A, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:      (713) 466-6585

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐ Yes ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check is there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $6,017,373 for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $1,049,635 on March 28, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 90,741,190 shares of common stock are issued and outstanding as of March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of this Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933(“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, availability of sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

The information which appears on our web site at www.marmionair.com is not part of this report. All share and per share information contained herein gives proforma effect to the one for 100 reverse stock split of our outstanding common stock effective January 25, 2006.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

•          “Marmion, “ “we,” “us,” “ours,” and similar terms refers to Marmion Industries Corp., a Nevada corporation, and our subsidiary, and

•          “Marmion Air Service” refers to Marmion Investments, Inc., a Texas corporation and a wholly-owned subsidiary of Marmion.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

With the demand for oil and the price constantly in today’s market, we believe that our position in this industry is poised to take advantage of the increasing boom in petroleum expansion taking place both here in the national market as well as the international markets emerging in Mexico, the Middle East and South America. We foresee the next cycle of renovation and new construction in the commercial market, and population expansion currently taking place in the gulf-coast area to continue long into the future.

In November of 2004 our State of Texas Air Conditioning Contractor’s License for Marmion Air Service (TACLA019367C) was upgraded to “A” status allows us to sell air conditioners to unlimited tonnages, as opposed to the “B” license which limited us to sell equipment up to 20 tons. In October 2005, we received our Mechanical and Sheet Metal Contractor License in the State of Louisiana (Lic. No. 44001) allowing us to perform projects in that State.

Our company began eight years ago as a HVAC company in Beaumont, Texas. We then moved to Houston to take advantage of the accessibility to a larger market in and around the Houston area. In the first few years we acquired an agreement with Nextel Corporation to provide service and replacement of HVAC machines across southern Texas. This enabled our company to grow at a rapid pace as we completed Nextel’s 3-G upgrade in 2000 and generated $1.1 million in gross revenues. In early 2001 we began building industrial grade machines and providing them to petrochemical customers in the Houston area. At that time Nextel began tightening their services budgets due to the low price of their stock and approached us to reduce our pricing to a rate below our cost factor. As a result, we terminated our contract with Nextel and made a strategic decision to concentrate on the industrial markets and develop our line of explosion-proof machines as our core business. We developed and refined our product line and continued to market to a growing list of customers primarily in the Houston area. Our alliance with a major wall mount air conditioner manufacturer Marvair, a subsidiary of AHI Holding, Inc., allowed us to gain a substantial market share in the industrial market as a reseller of Marvair products to two large national building manufacturers.

We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began preparations to open a commercial division and hired personnel to bid and supervise commercial projects. During 2006 we began generating revenues from this commercial division and have successfully completed several projects for customers such as Houston Independent School District, City of Clute Texas, State of Texas Parks and Recreation. As of the date of this report, we are currently completing one project for the Houston Independent School District in Pasadena, Texas and midway through two additional projects; one for the Sweeny Independent School District, Sweeny, Texas and the second for a private elementary school in Houston, Texas.

One of our challenges continues to be our ability to attract and keep excellent employees to accomplish our business objectives. This challenge is highlighted due to the fact that we do not offer any type of benefits program to our employees. Cash flow has and remains a major challenge due to the fact that we are outgrowing our receivables and increasing our growth rate beyond 30% annually. Our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms.

Historically, we have generally outsourced 5% of our manufacturing. In November 2005, we acquired several pieces metal manufacturing equipment which has allowed us to reduce our outsourcing needs and permitted us to take on a diversified work load. During fiscal 2007 we also purchased additional equipment which permitted us to facilitate additional in-house fabrication, thereby cutting time and cost associated with outsourcing this work.

We believe our ability to continue to grow our business is dependent upon larger facilities and equipment to increase profitability and meet increasing demand. In August 2007 we purchased 2.75 acres of real property and in March 2008 we began construction on a 32,900 square foot facility. We anticipate that the cost of this facility, including the purchase of additional equipment which will permit us to increase our production, will be approximately $1,100,000. We are using the proceeds from the sale of the debentures described later in this annual report to fund this expansion.

We have continued the expansion of our industrial base into Louisiana. We currently service the commercial market in the Houston area. We have also obtained the necessary licenses in Louisiana and have begun bidding on commercial projects in that area. We believe that, with right personnel and growth capital, we can grow our industrial and commercial division over the next two years.

We have acquired third party certification (ETL Certification) for the wallmount line for our hazardous location package units. We have also begun the process of acquiring the third party certification for our pressurizer systems and other lines. These third parties certify our hazardous location equipment, saying it is indeed explosion-proof on our industrial line of equipment which will enable us to bid on new jobs and we believe the certification will allow us to be successful on our bids. Because of third party certification, we will now be able to be listed as an “approved supplier/provider” for large multi-national petrochemical company’s specifications, as some large oil companies will spec in our air conditioning systems. Normally they will require a UL/CSA listing or another third party certification from their suppliers/providers. We believe that these third party certifications will allow us to increase our profit margin on the certified equipment. We are currently educating engineering companies in Houston of the options now available to them and their customers.

Competition

Currently we have five primary competitors within the industry. All of these competitors are substantially larger and have greater resources than us. In the custom market, we compete with many larger and smaller manufacturers. We compete on the basis of total value, quality, function, serviceability, efficiency, availability of product, product line recognition and acceptability of sales outlet. However, in new construction where the contractor is the purchasing decision maker, we are often at a competitive disadvantage on sales of our products because of the emphasis placed on initial cost; whereas, in the replacement market and other owner-controlled purchases, we have a better chance of getting the business since quality and long-term cost are generally taken into account.

Major Customers

Our three largest customers accounted for approximately 64% of revenues in fiscal 2007, with our largest customer accounting for 28% of revenues. In order to diversify our customer base, we have added to and/or upgraded our sales representation in various markets. The loss of a significant portion of sales to any of these customers could have a material adverse effect on our financial condition. In addition, many of the arrangements that we have with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of our significant customers could have a material adverse effect on our financial position, results of operations or liquidity.

Sources and Availability of Raw Materials

The most important materials purchased by us are steel, copper and aluminum, which are obtained from domestic suppliers. We also purchase from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products. We endeavor to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. We are not dependent upon any one source for raw materials or the major components of our manufactured products. By having multiple suppliers, we believe that we will have adequate sources of supplies to meet our manufacturing requirements for the foreseeable future.

We attempt to limit the impact of increases in raw materials and purchased component prices on our profit margins by negotiating with each of our major suppliers on a term basis from six months to one year. However, in each of the last three years cost increases in basic commodities, such as steel, copper and aluminum, severely impacted profit margins.

Employees

We have 14 full-time employees as of March 31, 2008. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

Our history

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

On January 19, 2004, a change in control of our company occurred as the result of the acquisition of shares of our capital stock by Messrs. Wilbert H. Marmion, III and Steven F. Owens. Pursuant to a Purchase and Escrow Agreement dated November 12, 2003, Mr. Marmion acquired approximately 23,604 shares of our common stock and 2,870,000 shares of our Class A Preferred Stock and Mr. Owens acquired approximately 29,999 shares of our common stock. Additionally, with the consummation of the stock purchase transactions, Messrs. Tim B. Smith and David A. Pells who were then our officers and directors resigned and Mr. Marmion was elected sole director.

On May 20, 2004, Mr. Marmion contributed all of his shares of common stock in Marmion Air Service to us as a contribution to our capital. The shares contributed to us by Mr. Marmion constituted 100% of the issued and outstanding shares in Marmion Air Service. As a result of the capital contribution by Mr. Marmion, Marmion Air Service became our wholly-owned subsidiary.

In July of 2004, we completed a merger and change of our domicile from Florida to Nevada. We also changed our name from “International Trust and Financial Systems” to “Marmion Industries Corp.”

RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

WE HAVE AN ACCUMULATED DEFICIT AND WE ANTICIPATE CONTINUING LOSSES THAT WILL RESULT IN SIGNIFICANT LIQUIDITY AND CASH FLOW PROBLEMS WHICH WILL REQUIRE US TO RAISE ADDITIONAL WORKING CAPITAL.

We have incurred losses since our inception, and have an accumulated deficit of $16,243,595 at December 31, 2007. For the years ended December 31, 2007 and 2006, we reported net losses of $3,174,967 and $6,955,365, respectively, and for the year ended December 31, 2007 cash used in operations was $710,598. While we had $1,291,966 of cash at December 31, 2007, until such time as we are able to increase our sales to the level necessary to pay our ongoing expenses, expand our operations and generate a profit, our continued existence is dependent upon, among other things, our ability to raise additional working capital. Given the size of our company there are no assurances that we will be successful in obtaining additional capital as needed, or that such capital will be available on terms acceptable to us. In addition, the terms of the outstanding debentures as well as the Class A Preferred Stock and Series B Preferred Stock owned by our CEO could adversely impact our ability to secure financing as needed. If we do not raise funds as needed, our ability to provide for current working capital needs, grow our company, and continue our business and operations is in jeopardy and we could be forced to cease operations. In this event, you could lose all of your investment in our company.

OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE.

In conjunction with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), our management determined that we have material weaknesses in our internal control over financial reporting. In addition, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected that may lead to restatements of our financial statements in future periods.

OUR AUDITORS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2007 we had a working capital deficit $946,155 and the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph as to our ability to continue as a going concern as a result of our net loss, working capital deficiency, stockholders’ deficiency and cash used in operations. Our consolidated financial statements, which appear elsewhere in this annual report, are prepared assuming we will continue as a going concern. While we reported an approximate 30% increase in our sales for fiscal 2007 as compared to fiscal 2006, our margins decreased by approximately 27 % and we still do not generate sufficient sales to fund our operations. We cannot assure you that our sales will continue to increase in future periods, nor can we assure you that they will not decrease. As long as our cash flow from operations remains insufficient to fund our operations, we will continue depleting our cash and other financial resources. Our failure to achieve profitable operations in future periods will adversely affect our ability to continue as a going concern. In this event, you could lose all of your investment in our company. The financial statements included in this annual report do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result if we are not successful.

OUR DEBENTURES ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT A DISCOUNT TO MARKET PRICE.

At March 31, 2008 we had $2,719,927 principal amount debentures outstanding which were convertible into approximately 659,376,242 shares of common stock based upon a conversion price of $.004125 per share. So long as there has not been an event of default on the debentures, the debentures are convertible at the option of the holder into shares of our common stock at the lesser of $0.075 share or 75% of the lowest closing bid price for our common stock during the 20 trading day period prior to conversion with a floor price of $0.001 per share. Generally, with small public companies such as ours who do not have a wide market following, our stock could be considered to be thinly traded and the market price is impacted by the perceived number of shares available for sale. Because the conversion price of the debentures is tied to the market price of our common stock, the more stock that becomes available in the public market will serve to depress the trading price of our common stock which will in turn decrease the conversion price of the debentures. The issuance of shares of our common stock upon conversion of the debentures is dilutive to our stockholders and will adversely impact the trading price of our common stock. In addition, while the number of shares into which the debentures were convertible at March 31, 2008 exceeded the number of our authorized but unissued shares of common stock, the ability of the debenture holder to convert is contractually limited to the extent that the number of shares of common stock issuable upon such conversion, together with the number of shares of common stock owned by the holder and its affiliates, cannot exceed 4.99% of our then outstanding common stock. As a result of this contractual limitation, we presently have a sufficient number of authorized but unissued shares available for issuance upon conversion of the debentures. We anticipate, however, that we will amend our articles of incorporation to increase the number of authorized shares of our common stock to an amount which is sufficient to permit full conversion of the debentures. While we anticipate that we will take this action well in advance of the requirement to issue any shares of common stock in excess of the currently authorized amount, any failure to timely do so could result in an event of default under the debentures.

OUR CEO CONTROLS APPROXIMATELY 98% OF OUR VOTING SECURITIES WHICH MEANS HE CAN DETERMINE THE ELECTION OF DIRECTORS.

Through his holdings of Class A Preferred Stock and Series B Preferred Stock, both of which carry super voting rights, Mr. Marmion controls the vote of approximately 98% of our outstanding voting securities. As a result of these voting rights, notwithstanding that our common stockholders are entitled to vote on matters submitted to our stockholders, Mr. Marmion has the power to elect of all of our directors and strongly influence the business and direction of our company.

MR. MARMION HAS AGREED TO LIMIT THE POSSIBLE CONVERSION OF PREFERRED STOCK OWNED BY HIM.

There are presently 9,500,000 shares of our Class A Preferred Stock outstanding which are convertible at any time until May 2014 at the option of the holder into 380,000,000 shares of our common stock. In addition, there are presently 30,000,000 shares of our Series B Preferred Stock outstanding which are convertible at any time until January 2015 at the option of the holder into 3,000,000,000 shares of our common stock. Both classes of these securities are owned by Mr. Marmion, our CEO. While do not presently have a sufficient number of authorized but unissued and unreserved shares of our common stock to permit the conversion of either the Class A Preferred Stock and/or the Series B Preferred Stock, in April 2008 Mr. Marmion agreed to limit the number of shares into which all of these preferred shares could convert to an amount which will not be greater than our then authorized but unissued shares of common stock less any shares we have otherwise reserved for issuance. This voluntary limitation, however, does not impact his voting rights under those securities. Unless we have significantly increased the number of authorized shares of common stock prior to the time he should wish to undertake a full conversion of these preferred shares, we would not have sufficient shares available for such conversion and we could be subject to certain liabilities resulting from our inability to permit the full conversion of such shares.

OUR BUSINESS CAN BE HURT BY AN ECONOMIC DOWNTURN.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operations. Sales in the commercial and industrial new construction markets correlate closely to the number of new homes and buildings that are built, which in turn is influenced by cyclical factors such as interest rates, inflation, consumer spending habits, employment rates and other macroeconomic factors over which we have no control. In the HVAC business, a decline in economic activity as a result of these cyclical or other factors typically results in a decline in new construction and replacement purchases, which would result in a decrease in our sales volume and profitability.

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

Our success largely depends on the skills, experience and efforts of our senior management, particularly our Chief Executive Officer, Wilbert H. Marmion, III. We are not a party to an employment agreement with either Mr. Marmion or any member of our senior management or local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to operating our company. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

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

WE MAY NOT BE ABLE TO COMPETE FAVORABLY IN THE HIGHLY COMPETITIVE HVAC BUSINESS.

Competition in our various markets could cause us to reduce our prices or lose market share, or could negatively affect our cash flow, which could have an adverse effect on our future financial results. Substantially all of the markets in which we participate are highly competitive. The most significant competitive factors we face are product reliability, product performance, service and price, with the relative importance of these factors varying among our product line. Other factors that affect competition in the HVAC market include the development and application of new technologies and an increasing emphasis on the development of more efficient HVAC products. Moreover, new product introductions are an important factor in the market categories in which our products compete. Most4 of our competitors have greater financial and other resources than we have, allowing them to invest in more extensive research and development. We may not be able to compete successfully against current and future competition and current and future competitive pressures faced by us may materially adversely affect our business and results of operations.

OUR LIABILITY INSURANCE COVERAGE MAY NOT BE SUFFICIENT TO PROTECT US IN ALL EVENTS.

We maintain what we deem to be reasonable levels of liability coverage through insurance policies with what we believe to be a reasonable deductible. Nonetheless, inasmuch as we sell our equipment to refinery and chemical plants service companies that build analyzer shelters, controls centers and computer rooms in corrosive or hazardous locations on our industrial side as well as in commercial applications including for use in schools, there can be no assurance that if a death or injury occurs at a facility in which our product is installed that a suit by an injured party (or a class of similar situated plaintiffs) will not include us. Although we may have no control over the installation or maintenance of our products which could contribute to any failure, we may not be able to bar a plaintiff’s claims against our company under a variety of legal theories of liability. We may be required to present a vigorous and costly defense if we cannot be dismissed from such an action. The cost of such legal defense may significantly impact our cash flow and distract our management from the day to day operations of our company. If we were found liable in any such suit to an amount which exceeds our insurance coverage it is likely we would be forced to cease operations.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of two individuals who are also our executive officers. Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

Although we have adopted a Code of Ethics and Business Conduct we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

WE HAVE AGREED TO INDEMNIFY OUR DIRECTORS AND OFFICERS.

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our bylaws and the Nevada Revised Statutes provide, however, that our officers and directors will have no liability to our stockholder for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they:

•	violated their duty of loyalty,
•	did not act in good faith,
•	engaged in intentional misconduct or knowingly violated the law,
•	approved an improper dividend or stock repurchase, or
•	derived an improper benefit from the transaction.

Our bylaws and the Nevada Revised Statutes also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. These indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Provisions of our Articles of Incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our Articles of Incorporation, as amended, authorizes the issuance of up to an additional 460,500,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors in their sole discretion. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion or voting rights that could adversely affect the voting power or other rights of our common stockholders.

THE EXERCISE OF OUTSTANDING WARRANTS, THE CONVERSION OF THE CLASS A PREFERRED STOCK OR THE SERIES B PREFERRED STOCK AND THE CONVERSION OF THE DEBENTURES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

At March 26, 2008 we had 90,741,190 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding on such date:

•          659,376,242 shares issuable upon the conversion of $2,719,927 principal amount debentures based upon a conversion price of $0.004125 per share, and

•          100,000,000 shares of our common stock issuable upon the exercise of warrants with an exercise price of $0.015per share. These warrants, which were issued to the purchaser of our debentures, permit the exercise of the warrants on a cashless basis if there is not an effective registration statement covering the underlying shares. If the warrants are exercised on a cashless basis it means that the holder, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised.

The issuance of the additional shares of our common stock upon the possible conversion of the debentures and/or the exercise of these warrants will materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

In addition, our CEO owns 9,500,000 shares of our Class A Preferred Stock which is convertible into 380,000,000 shares of common stock and 30,000,000 shares of our Series B Preferred Stock which is convertible into 3,000,000,000 shares of common stock. Notwithstanding Mr. Marmion's agreement to limit any conversions of these preferred shares to an amount which will not be greater than our then authorized but unissued shares of common stock less any shares we have otherwise reserved for issuance, any shares of common stock issued to him upon his conversion of all or any portion of the preferred shares will be dilutive to our stockholders and will materially adversely affect the market price of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal facility is currently located in approximately 10,800 square feet of leased office/warehouse space together with approximately 7,200 square feet of fenced yard space which we lease from an unrelated third party under a lease expiring on May 31, 2008. The monthly cost of the lease is $4,928.00. As described elsewhere herein, we have begun construction on a new manufacturing facility with an expected move in date of June 1, 2008.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol MMIO. The reported high and low sales prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2006
First quarter ended March 31, 2006	$0.29	$0.07
Second quarter ended June 30, 2006	$0.33	$0.07
Third quarter ended September 30, 2006	$0.21	$0.05
Fourth quarter ended December 31, 2006	$0.06	$0.01

Fiscal 2007
First quarter ended March 31, 2007	$0.024	$0.01
Second quarter ended June 30, 2007	$0.014	$0.007
Third quarter ended September 30, 2007	$0.025	$0.0052
Fourth quarter ended December 31, 2007	$0.016	$0.0066

Fiscal 2008
First quarter ended March 31, 2008	$0.014	$0.0055

On April 11, 2008, the last sale price of our common stock as reported on the OTCBB was $0.014. As of March 26, 2008, there were approximately 160 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. Our retained earnings deficit currently limits our ability to pay dividends. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

At December 31, 2007 we did not have any equity compensation plans which have been approved by our shareholders or any equity compensation plans not approved by our shareholders for which there were either shares reversed for issuance which has not been issued or previously granted options which had not been exercised.

Recent Sales of Unregistered Securities

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We manufacture and modify heating, ventilation and air conditioning (HVAC) equipment for the petrochemical industry, specifically for hazardous location applications. We also sell custom engineered systems for strategic industrial environments and providing commercial HVAC construction services. The explosion-proof market includes industries such as oil and gas exploration and production, chemical plants, granaries and fuel storage depots. We believe there is significant demand for these systems in any area where sensitive computer systems and analysis equipment is located. We currently target refinery and chemical plants service companies that build analyzer shelters, controls centers and computer rooms in corrosive or hazardous locations on our industrial side.

We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began preparations to open a commercial division and hired personnel to bid and supervise commercial projects. During 2006 we began generating revenues from this commercial division and have successfully completed several projects for customers such as Houston Independent School District, City of Clute Texas, State of Texas Parks and Recreation. As of the date of this report, we are currently completing one project for the Houston Independent School District in Pasadena, Texas and midway through two additional projects; one for the Sweeny Independent School District, Sweeny, Texas and the second for a private elementary school in Houston, Texas.

Our long-term plans for growth include continued expansion of our industrial base into Louisiana. We have obtained the necessary licenses in Louisiana and during the first quarter of 2008 we received our first orders from customers in Louisiana.

Historically, we generally outsourced approximately 5% of our manufacturing. In fiscal 2005, we acquired several pieces metal manufacturing equipment which allowed us to reduce our outsourcing needs and permitted us to take on a diversified work load. During fiscal 2007 we also purchased additional equipment which permitted us to facilitate additional in-house fabrication, thereby cutting time and cost associated with outsourcing this work.

Historically, one of our challenges in growing our company was our ability to attract and retain top quality employees which we believe is necessary to accomplish our business objectives. In addition to the competitive marketing in which we operate, this challenge was made more difficult by our failure to offer any type of benefits program to our employees. In addition, our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms. While there are no assurances we will continue to sustain our current growth rate, cash flow has also been a major challenge for our company as a result of our growth rate beyond 30% annually. Finally, we believed our ability to continue to grow our business was dependent upon larger facilities. In August 2007 we purchased 2.75 acres of real property and in March 2008 we began construction on a 32,900 square foot facility. We anticipate that the cost of this facility, including the purchase of additional equipment which will permit us to increase our production, will be approximately $1,100,000.

Because of the size of our company and the relatively limited market for our securities, like many small public companies we face many challenges in our efforts to raise capital and generally the cost of the capital is very high in relation to costs to larger public companies. In order to provide sufficient capital to meet these challenges, in Fiscal 2007 we sold $3,000,000 principal amount of debentures in a transaction described later in this section. The proceeds from this transaction have provided capital to build the new manufacturing facility, reduce related party obligations and purchase new company vehicles as well as providing cash for operations. While these debentures have provided us the much needed cash to address some of our challenges, the cost of the financing, both in the form of interest payments and non-cash expenses we were required to recognize under generally accepted accounting principles as a result of the terms, were significant to our company. In addition, we continue to face a number of challenges in our efforts to grow our company including our ability to expand into new markets, our ability to hire and retain qualified employees and our ability to raise sufficient capital to fund this anticipated growth.

Results of Operations

Fiscal year ended December 31, 2007 (“Fiscal 2007”) as compared to the fiscal year ended December 31, 2006 (“Fiscal 2006”).

The following table provides, for the periods indicated, certain key ratios:

	Fiscal 2007	Fiscal 2006	Change (+/-)

Cost of sales as a percentage of revenues	89.1%	80.7%	+8.4%
Gross profit margin	10.9%	19.3%	-8.4%
Total costs and expense as a percentage of revenues	23.8%	44.1%	-20.3%
Salaries and employee benefits as a percentage of revenues	8.8%	12.0%	-3.2%
General and administrative as a percentage of revenues	14.2%	31.4%	-17.2%

Revenues. Our revenues increased approximately 30.4% for Fiscal 2007 from Fiscal 2006. During Fiscal 2007 approximately 61% of our revenues were attributable to equipment for the petrochemical industry and approximately 39% were attributable to our commercial division. The increase is primarily attributable to the award and partial completion of several large commercial projects. We believe our revenues will continue to increase in 2008. During 2008 we will complete a pending job and we currently, we are in the bidding phase of several additional large projects. In addition, as a result of our expansion efforts of our industrial division into the Louisiana market, during 2008 we have begun receiving purchase orders from those contacts and anticipate revenues from for this division will also increase in 2008.

Cost of Sales and Gross Profit Margin. The increase in our cost of sales as a percentage of revenues for Fiscal 2007 versus Fiscal 2006 is primarily attributable to the percentage of our revenues attributable to equipment for the petrochemical industry which typically have higher margins as compared to the percentage attributable to our commercial division. In addition, during Fiscal 2007 the cost of copper, stainless steel and other metals used by us increased between 75% to 100% over a two year period and these costs are projected to increase 24% by summer. As a result of the competitive nature of our market, we are not always able to pass along the price increases in to our customers. As a result our gross profit margins were lower in Fiscal 2007 than Fiscal 2006.

Total Cost and Expenses. Our total costs and expenses which include certain variable costs associated with increases in gas, insurance and certain fixed costs associated with our overhead and fees associated with our reporting requirements under Federal securities laws. Our total costs and expenses decreased approximately 29.6% in Fiscal 2007 from Fiscal 2006 which reflected decreases in salaries and employee benefits and general and administrative expenses which were offset by an increase in depreciation and amortization. Our total costs and expenses as a percentage of revenues in Fiscal 2007 decreased from Fiscal 2006 as a result of the overall increase in our revenues.

•          Salaries and employee benefits. Salaries and employee benefits decreased approximately 3.5% in Fiscal 2007 from Fiscal 2006. As a percentage of revenues, salaries and employee benefits decreased approximately 3.2%. This decrease is attributable to employee turnover throughout the 2007.

•          General and administrative. General and administrative expenses decreased approximately $592,000, or approximately 41%, in Fiscal 2007 from Fiscal 2006. This change is primarily attributable to a reduction of approximately $855,000 in the value associated with shares of our common stock we issue as compensation for services which was offset by increases in rent, insurance, travel and auto expenses. General and administrative expenses as a percentage of revenues decreased in Fiscal 2007 from Fiscal 2006 as a result of our overall increase in revenues. While we anticipate that the move to our new facility which is scheduled for the second quarter of 2008 will result in certain cost savings and greater efficiencies, we anticipate that expenses associated with insurance as well as energy costs will continue to escalate in 2008.

•          Depreciation and Amortization. Depreciation and amortization expense increased approximately $10,000, or approximately 31%, in Fiscal 2007 from Fiscal 2006 and is primarily attributable to investments made in property and equipment during Fiscal 2007.We anticipate that depreciation and amortization in 2008 will continue to increase as it will include assets associated with our new manufacturing facility which is currently under construction.

Other income (expense). Interest expense decreased approximately $3,369,000 in Fiscal 2007 from Fiscal 2006. During Fiscal 2006 we recorded an expense of $5,791,637 associated with the beneficial conversion feature of $153,000 principal amount convertible note and other equity based expenses. This note was satisfied in Fiscal 2007. During Fiscal 2007 we issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in Fiscal 2007 includes $287,634 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans. We anticipate interest expense in 2008 will be relatively constant with Fiscal 2007

Other income (expense) for Fiscal 2007 also included $46,857 of other income which represented interest earned on our cash deposits.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2007 and December 31, 2006:

	December 31,		$ of
	2007	2006	Change

Working capital (deficit)	(946,155)	(720,574)	225,581
Cash	1,291,966	1,785	1,290,181
Accounts receivable, net	539,629	1,222,695	(683,066)
Total current assets	2,065,406	1,425,109	640,297
Property and equipment, net	410,694	100,494	310,200
Total assets	2,563,600	1,525,603	1,037,997

Accounts payable	499,331	806,519	(307,188)
Advances - stockholder	334,056	524,056	(190,000)
Convertible notes payable - current	1,691,940	0	1,691,940
Factor payable	0	137,162	(137,162)
Total current liabilities	3,011,561	2,145,683	865,878
Total liabilities	3,495,318	2,179,337	1,315,981

The sale of the $3,000,000 principal amount of debentures in Fiscal 2007 had a material impact on our balance sheet, including:

•	an increase in cash which is attributable to the proceeds of the issuance,
•	an increase in property and equipment which reflects the purchase of land and additional manufacturing equipment during the period,
•	a reduction in advances - stockholder, and
•	the liabilities associated with the debentures.

While the term of these debentures is five years, under the amortizing payment schedule the principal will be satisfied within two years and the obligations under the debentures is reflected accordingly on our balance sheet. As a result of these debentures, while our cash position significantly increased, our working capital position deteriorated from December 31, 2006 to December 31, 2007.

Net cash used in operating expenses for Fiscal 2007 was $710,598 as compared to $316,343 for Fiscal 2006. We used cash in Fiscal 2007 to fund our operating loss of $3,174,967 as well as for increases in inventory, other assets, and accrued expenses. These increases were offset by decreases in accounts receivable and accounts payable, as well as an add-back of $2,228,125 for non-cash items. Those non-cash items were primarily composed of depreciation and amortization of $43,037 and the beneficial conversion feature of $2,146,972 related to the convertible debenture.

We used cash in Fiscal 2006 to fund our operating loss of $6,955,365 as well as for increases in our accounts receivable, accounts payable and accrued expenses. These increases were offset by decreases in our inventory and other assets, as well as an add-back of non-cash items totaling $6,717,785. These non-cash items were primarily attributable to the value of common stock issued for services ($893,236) and the beneficial conversion feature associated with the short-term note ($5,791,637).

Net cash used in operating activities in each of Fiscal 2007 and Fiscal 2006 were also impacted by our revenue recognition policy which provides that we record revenues from long term construction projects on a percentage of completion basis. Accordingly, net costs and estimated in excess of billings increased $19,067 and $27,836 for Fiscal 2007 and Fiscal 2006, respectively, and billings in excess of costs and estimated earning increased $149,407 and $198,552, respectively.

Net cash used in investing activities was $493,232 in Fiscal 2007 as compared to $8,712 in Fiscal 2006. This increase is primarily attributable to our purchase of real property on which we are constructing our new facility together with deferred financing costs.

Net cash provided by financing activities for Fiscal 2007 was $2,494,010 as compared to $304,066 in Fiscal 2006. In Fiscal 2007 we received proceeds of $3,000,000 from the sale of the debentures. In addition to a reduction in the amounts owed our CEO for working capital advances, we used a portion of those proceeds to satisfy amounts outstanding under our factoring line ($137,162), principal payments on the debentures ($169,219) and repayments of other notes payable ($9,609).

In Fiscal 2006 we received $50,000 from the sale of securities and $322,412 from advances from our CEO. We used a portion of those funds to reduce the amount due under our factoring line ($64,159) and for repayments of other notes payable ($4,187).

From time to time Mr. Marmion, our CEO and principal stockholder, advances us funds for working capital purposes. These advances are unsecured, bear interest at 6% per annum and are due on demand. At December 31, 2006 we owed him $524,056. During Fiscal 2007 Mr. Marmion advances us an additional $60,000 and we repaid Mr. Marmion $250,000 of these advances using a portion of the proceeds from the debentures. At December 31, 2007 we owed him $334,056.

Our capital commitments for 2008 are approximately $1,100,000 which is related to the costs associated with completing our new facility. We will also require additional capital to fund anticipated increases in our accounts receivables as a result of increases in our revenues, any expansion of our labor force and other costs associated with the anticipated growth of our company. In addition, while the amounts due under the amortizing payments for the debentures are presently being made through the conversion of those amounts into shares of our common stock, should the debenture holder elect not to make such a conversion we will require funds to meet the debt service on those liabilities.

Our ability to raise additional capital, however, is hindered by the terms of the debentures, including:

•          we agreed that for the period ended on the earlier of 180 days following the registration of all shares underlying the debentures or the payment of all principal and interest due under the debentures that we would not sell any additional securities or file any registration statements without the prior consent of the debenture holder,

•          the debentures and the warrants contain ratchet provisions if we do enter into new financing transactions at prices less than the conversion terms of the debentures,

•          we have granted the debenture holders a lien on all of our assets, and

•          we are required to make monthly amortizing payments of approximately $224,000 on the debentures which are being made through the issuance of shares of our common stock. These issuances are continuing to dilute our existing stockholders and may have the effect of adversely impacting the market price of our common stock.

If we are unable to raise capital as needed to fund our operating expenses and pay our obligations as they become due, our ability to continue as a going concern is in jeopardy. In that event, our growth plans would be scaled back and we could be forced to cease some or all of our existing operations. If we were forced to cease operations, you would lose your entire investment in our company.

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

Allowance For Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectability of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2007 and 2006 was $84,818 and $88,463, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped or services are performed. Shipping and handling costs are included in cost of goods sold.

From time to time we may enter into a long term construction project, which such services may be performed over a few months. We record such revenues from long term contracts on a percentage of completion basis. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. At December 31, 2007, there were three long term contracts outstanding. We recorded $46,903 in costs and estimated earnings in excess of billings, and $49,145 of billings in excess of costs and estimated earnings, respectively, at December 31, 2007 in regard to these contracts.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Accounting For Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining a provision of our deferred tax asset. We recorded a valuation for the full-deferred tax asset from our net operating losses carried forward due to our company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern. We have suffered recurring losses from operations, including a net loss of approximately $3,175,000 for the year ended December 31, 2007, and we had a substantial working capital deficiency as of December 31, 2007. Those conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on our financial statements once adopted.

Capital raising activities during fiscal 2007

On March 22, 2007, we entered into a subscription agreement with Dutchess Private Equities Fund, Ltd., an accredited investor, pursuant to which sold a $3,000,000 of principal amount debentures and issued the investor common stock purchase warrants to purchase 100,000,000 shares of our common stock. At closing a $750,000 principal amount debenture was issued and paid for and the balance was of a $2,250,000 principal amount debenture was issued and paid for in April 2007 following the effectiveness of a registration statement we filed with the Securities and Exchange Commission covering shares of our common stock issuable as interest payment on the debenture. We received proceeds of $3,000,000 from the sale of the debentures.

The debentures have a five year term and bear interest at 12% per annum, compounded daily. The interest is payable monthly, in advance. Beginning in October 2007 we were required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. As the aforedescribed registration statement is effective, this amount can be satisfied by conversion of the debenture. During 2007 approximately $259,161.82 of these amortizing payments were made through the payment of approximately $169,000 in cash and the issuance of an aggregate of 14,846,497 shares of our common stock with an average price of $.006 per share. The debentures are convertible into shares of our common stock pursuant to a “variable conversion price” equal to the lesser of:

•	$0.075, or
•	75% of the lowest closing bid price for our common stock during the 20 trading day period prior to conversion.

Upon an event of default as defined in the debenture this conversion price will be reduced to the lesser of:

•	the then current conversion price, or
•	50% of the lowest closing bid price for the 15 trading days prior to conversion.

The conversion price has a floor of $0.001 per share.

In addition, upon an event of default the holder can exercise its right to increase the face amount of the debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may else to increase the face amount by 2.5% per month paid as liquidated damages. The maximum amount that the face amount of the debenture can be increased by holder for all defaults thereunder and any other transaction document is 30%.

The debentures are secured by a first lien on our assets, a guaranty by our subsidiary and a pledge by Mr. Marmion of 4,000,000 shares of his Series B Preferred Stock.

The warrants are exercisable at $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrant of not registered for resale, the warrant holder may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

Under the terms of the debentures and the related warrants, the debentures and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the debenture or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934.

We agreed to register the shares of common stock underlying the debentures and warrants and issuable as interest payment so as to permit the public resale thereof. Following the closing of the transaction we filed a registration statement with the SEC covering 15,900,000 shares of our common stock issuable upon conversion of the debentures which was declared effective in August 2007.

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are contained in pages F-1 through F-15, which appear at the end of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Treasurer who serves as our principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Treasurer have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective:

•          to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•          to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:

•          pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

•          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at December 31, 2007.

While we have designed a system of internal controls to supplement our existing controls during our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective. Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected. In addition, during the analysis of our internal controls in connection with our implementation of SOX 404, we did identify a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Those identified controls include:

•          Inventory - we did not maintain adequate procedures to properly record and reconcile inventory and to properly create inventory reserves,

•          Accounts payable - we did not maintain adequate procedures to properly record payables with regards to vendor invoices received post the balance sheet date,

•          Notes payable / debentures - we did not maintain adequate procedures to properly classify the balance due under certain notes payable between current and non-current liabilities, record the associated amortization of debt discounts timely and any associated penalties.

•          Prepaid expenses - we did not maintain adequate procedures to properly amortize prepaid expenses, and

•          Unique or one time or first time transactions – we did not maintain adequate procedures to properly address the proper recording of an unencountered transaction type.

We have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Name	Age	Positions

William H. Marmion, III	50	President, Chief Executive Officer and director
Ellen Raidl	41	Secretary, Treasurer and director

Wilbert H. Marmion. Mr. Marmion has served as our President , Chief Executive Officer and as a director since January 2004. Mr. Marmion founded Marmion Air Service, our wholly owned subsidiary in 1998 and has served as its president since that time. Mr. Marmion also serves as Vice President of Mar-Len Distributing, a privately held corporation owned by Mr. Marmion and Ms. Raidl. Mr. Marmion is married to Ms. Raidl, an executive officer and director of our company.

Ellen Raidl. Ms. Raidl has served as our Secretary, Treasurer and director since January 2004. Previously, Ms. Raidl worked in multi family property management, most recently with Hanover Company in Houston, Texas. Ms. Raidl currently serves as the President of Mar-Len Distributing, a privately held corporation owned by Ms. Raidl and Mr. Marmion. Ms. Raidl is married to Mr. Marmion, an executive officer and director of our company.

Our officers are elected annually at the first board of directors meeting following the annual meeting of stockholders, and hold office until their respective successors are duly elected and qualified, unless sooner displaced.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2007.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that provides standards that are reasonably designed to deter wrongdoing and to promote the following:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and
•	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and is filed as an exhibit to this annual report. We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040.

We have also adopted a Code of Ethics for Senior Executive Officer and Senior Financial Officer which guiding principles to these officers. A copy of our Code of Ethics for Senior Executive Officer and Senior Financial Officer has been filed with the Securities and Exchange Commission as an exhibit to our annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics for Senior Executive Officer and Senior Financial Officer, by written request to us at 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, the individuals whom we have been able to attract to our Board do not have the requisite professional backgrounds. As with most small companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the last completed fiscal year for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2007 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2007.

For definitional purposes in this annual report these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

William H.	2007	120,000	0	0	0	0	0	6,600	126,600
Marmion, III (1)	2006	120,000	0	0	0	0	0	6,600	126,600

(1)        All other compensation for 2007 includes the value of a company provided vehicle. Mr. Marmion’s fiscal 2007 compensation excludes approximately $42,834 of accrued interest recorded in fiscal 2007 which due him for unsecured advances made to the company from time to time. At December 31, 2007 we owned Mr. Marmion $132,412. All other compensation for 2006 includes the value of a company provided vehicle.

How Mr. Marmion’s compensation is determined

Mr. Marmion, who as served as our CEO since January 2004, is not a party to an employment agreement with our company. His compensation is determined by our Board of Directors. Mr. Marmion, together with his wife Ms. Raidl, are the sole members of our Board of Directors. Accordingly, while the Board of Directors considered a number of factors in determining Mr. Marmion’s compensation including the scope of his duties and responsibilities to our company and the time he devotes to our business, such deliberations are not arms-length. The Board of Directors did not consult with any experts or other third parties in fixing the amount of Mr. Marmion’s compensation. During fiscal 2007 Mr. Marmion’s compensation package included a base salary of $120,000 and the use of a company supplied vehicle. The amount of compensation payable to Mr. Marmion can be increased at any time upon the determination of the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2007:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#) (j)

William H. Marmion, III	0	0	0		0	0	0	0	0

Director Compensation

Our Board of Directors is comprised of Mr. Marmion and Ms. Raidl, who are also executive officers of our company, do not receive any compensation for their Board services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 26, 2008 we had 90,741,190 shares of common stock, 9,500,000 shares of our Class A Preferred Stock and 30,000,000 shares of our Series B Preferred Stock issued and outstanding. The Class A Preferred Stock is convertible into shares of our common stock at the option of the holder on the basis of 40 shares of common stock for each shares of Class A Preferred Stock so converted. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder on the basis of 100 shares of common stock for each shares of Series B Preferred Stock so converted. Each share of common stock entitles the holder to one vote, each share Class A Preferred Stock entitles the holder to 40 votes and each shares of Series B Preferred Stock entitled the holder to 100 votes at any meeting of our stockholders and the shares of common stock, the Class A Preferred Stock and the Series B Preferred Stock vote together on all matters submitted to a vote of our stockholders.

The following table sets forth information known to us as of March 26, 2008 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

The information in this table is based upon a record list of our stockholders. Unless otherwise indicated, the business address of each person listed is in care of 9103 Emmott Road, Building 6, Suite A, Houston, Texas 77040. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
	Common Stock		Class A Preferred Stock		Series B Preferred Stock
Name	# of Shares	% of Class	# of Shares	% of Class	# of Shares	% of Class	% of Vote
William M. Marmion, III(1)	10,000,000	11.0%	9,500,000	100%	30,000,000	100%	97.7%

Ellen Raidl	0	n/a	0	n/a	0	n/a	n/a

All named executive officers and directors as a group (two persons) (1)	10,000,000	11.0%	9,500,000	100%	30,000,000	100%	97.7%

(1)      Mr. Marmion has agreed to limit the number of shares of common stock issuable upon conversion of the Class A Preferred Stock and/or Series B Preferred Stock to an amount which does not exceed the greater of our then authorized but unissued common stock less any shares we have reserved for issuance. This conversion limitation does not effect the voting rights of these securities. In addition, Mr. Marmion has pledged 4,000,000 shares of Series B Preferred Stock owned by him pursuant to the terms of the agreement entered into in March 2007with Dutchess Private Equities Fund Ltd. for the sale of the $3,000,000 principal amount convertible debentures.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time Mr. Marmion, our CEO and principal stockholder, advances us funds for working capital purposes. These advances are unsecured, bear interest at 6% per annum and are due on demand. At December 31, 2006 we owed him $524,056. During Fiscal 2007 Mr. Marmion advances us an additional $60,000 and we repaid Mr. Marmion $250,000 of these advances using a portion of the proceeds from the debentures. At December 31, 2007 we owed him $334,056.

Director Independence

No member of our Board of Directors is an “independent” director within the meaning of Marketplace Rule 4200 of The NASDAQ Stock Market.

ITEM 13.	EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.1	Form of Plan and Agreement of Merger dated May 26, 2004 between International Trust and Financial Systems, Inc. and Marmion Industries Corp. (3)
3.1	Articles of Incorporation of Marmion Industries Corp. (3)
3.2	Certificate of Amendment to Articles of Incorporation filed on June 3, 2004. (3)
3.3	Articles of Merger between International Trust and Financial Systems, Inc. and Marmion Industries Corp. as filed with the Secretary of State of Nevada on July 12, 2004 (3)
3.4	Articles of Merger between International Trust and Financial Systems, Inc. and Marmion Industries Corp. as filed with the Secretary of State of Florida on July 12, 2004 (3)
3.5	Certificate of Designation of Class A Preferred Stock (4)
3.6	Certificate of Amendment to Certificate of Designation of Class A Preferred Stock (4)

3.7	Certificate of Amendment to Articles of Incorporation as filed on July 3, 2004 (7)
3.8	Certificate of Amendment to the Articles of Incorporation as filed on November 16, 2004 (7)
3.9	Certificate of Designation of Series B Preferred Stock (7)
3.10	Amendment to Certificate of Designation of Class A Preferred Stock (10)
3.11	Amendment to Certificate of Designation of Series B Preferred Stock (10)
3.12	Certificate of Change Pursuant to NRS 78.209 filed January 19, 2006 (9)
3.13	Certificate of Correction as filed on January 23, 2006 (9)
3.14	Form of Certificate of Amendment to the Articles of Incorporation (12)
3.15	Bylaws (3)
4.1	Form of $3,000,000 principal amount debenture (11)
4.2	Form of common stock purchase warrant issued to Dutchess Private Equities Fund, Ltd. (11)
10.1	Purchase and Escrow Agreement between the Registrant (“Seller”), Wilbert H. Marmion (“Purchaser”) and J. Bennett Grocock, P.A. (“Escrow Agent”), dated November 12, 2003. (1)
10.2	Employee Stock Incentive Plan for the Year 2005 (5)
10.3	Non-Employee Director and Consultants Retainer Stock Plan for the Year 2005 (5)
10.4	Employee Stock Incentive Plan for the Year 2005 No. 2 (6)
10.6	Non-Employee Director and Consultants Retainer Stock Plan for the Year 2005 No. 2(6)
10.7	Letter of Intent dated November 22,2005 with M/A Al Dunia (8)
10.8	Form of Subscription Agreement for $3,000,000 principal amount debentures (11)
10.9	Form of Debenture Registration Rights Agreement with Dutchess Private Equities Fund, Ltd. (11)
10.10	Form of Security Agreement with Dutchess Private Equities Fund, Ltd. (11)
10.11	Lease for Principal Executive Offices *
14.1	Code of Ethics and Business Conduct *
14.2	Code of Ethics for Senior Executive Officer and Senior Financial Officer (2)
21.1	Subsidiaries of the registrant (9)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *
32.2	Section 906 Certificate of principal financial and accounting officer *

*	filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K as filed on February 24, 2004.
(2)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on July 23, 2004.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2004.
(5)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-122492, as filed on January 13, 2005.
(6)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-122015, as filed on February 2, 2005.
(7)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed on January 27, 2006.
(9)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(10)	Incorporated by reference to the Current Report on Form 8-K as filed on August 11, 2006.
(11)	Incorporated by reference to the Current Report on Form 8-K as filed on March 26, 2007.
(12)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP. served as our independent registered public accounting firm for fiscal 2007 and fiscal 2006. The following table shows the fees that were billed for the audit and other services provided by this firm for fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006

Audit Fees	$35,500	$21,605
Audit-Related Fees	0	0
Tax Fees	3,500	500
All Other Fees	9,000	0
Total	$48,000	$22,105

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items, including review of our registration statement as filed with the SEC during fiscal 2007.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARMION INDUSTRIES CORP.

By: /s/ Wilbert H. Marmion, III

Wilbert H. Marmion, III, Chief Executive Officer, President

Date: April 14, 2008

By: /s/ Ellen Raidl

Ellen Raidl, Treasurer, principal financial and accounting officer

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wilbert H. Marmion, III Wilbert H. Marmion	Chief Executive Officer, President and director	April 14, 2008

/s/ Ellen Raidl Ellen Raidl	Secretary, Treasurer and director	April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Marmion Industries Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheet of Marmion Industries Corp. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marmion Industries Corp. as of December 31, 2007, and the results of its operations and its cash flows for each of the years then ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $3.0 million for the year ended December 31, 2007, and has a substantial working capital deficiency as of December 31, 2007. These factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

April 9, 2008

MARMION INDUSTRIES CORPORATION

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS

Current Assets:
Cash	$1,291,966
Accounts receivable, net of allowance for doubtful accounts of $84,818	539,629
Costs and estimated earnings in excess of billings on uncompleted contracts	46,903
Inventory	176,251
Employee Advances	250
Prepaid Expenses	10,408

Total Current Assets	2,065,406

Property and equipment, net of $170,033 accumulated depreciation	410,694
Deferred Financing Cost	87,500
Total Assets	$2,563,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$499,331
Accrued Expenses	81,650
Accrued Salaries - Officers	344,592
Advances-Stockholder	334,056
Current Maturities of Notes Payable	10,847
Convertible Note Payable-Current	1,691,940
Billings in excess of costs and estimated earnings on uncompleted contracts	49,145

Total Current Liabilities	3,011,561

Notes Payable, net of current maturities	22,807
Convertible Note Payable, Net of current maturities	460,950

Total Liabilities	3,495,318

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDER’S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated, 9,500,000 shares issued and outstanding	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated, 30,000,000 shares issued and outstanding	30,000
Common stock, $.001 par value, 500,000,000 shares authorized, 85,356,487 shares issued and outstanding	85,356
Additional paid-in capital	15,187,021
Accumulated deficit	(16,243,595)

Total Stockholders’ Equity (Deficit)	(931,718)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,563,600

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES	$6,017,373	$4,613,282

COSTS OF SALES	5,362,175	3,721,102

GROSS MARGIN	655,198	892,180

COSTS AND EXPENSES:
Salaries and employee benefits	532,064	551,626
General and administrative	855,710	1,447,935
Depreciation and amortization	43,037	32,912

TOTAL COSTS AND EXPENSE	1,430,811	2,032,473

LOSS FROM OPERATIONS	(775,613)	(1,140,293)

OTHER INCOME (EXPENSE):
Interest expense	(2,446,211)	(5,815,610)
Other income	46,857	538

NET LOSS	$(3,174,967)	$(6,955,365)

Net loss per share:
Basic and diluted net loss per share	$(0.05)	$(0.35)

Weighted average shares outstanding:
Basic and diluted	64,033,749	19,979,947

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2005	9,750,000	9,750	30,000,000	30,000	3,724,803	3,725	5,538,050	(6,113,267)	(531,742)

Common stock issued for services	—	—	—	—	7,185,187	7,185	886,051	—	893,236

Conversion of debt to equity	—	—	—	—	19,700,000	19,700	78,800	—	98,500

Conversion of Series A Preferred Stock to common stock	(250,000)	(250)	—	—	10,000,000	10,000	(9,750)	—	—

Sale of common stock for cash	—	—	—	—	2,000,000	2,000	48,000	—	50,000

Beneficial conversion cost and other equity based expenses	—	—	—	—	—	—	5,791,637	—	5,791,637

Net loss	—	—	—	—	—	—	—	(6,955,365)	(6,955,365)

Balances, December 31, 2006	9,500,000	9,500	30,000,000	30,000	42,609,990	42,610	12,332,788	(13,068,632)	(653,734)

Common stock issued for services	—	—	—	—	10,600,000	10,600	27,516	—	38,116

Conversion of debt to equity	—	—	—	—	32,146,497	32,146	144,296	—	176,442

Beneficial conversion cost and other equity based expenses	—	—	—	—	—	—	2,682,418	—	2,682,418

Net loss	—	—	—	—	—	—	—	(3,174,967)	(3,174,967)

Balances, December 31, 2007	9,500,000	$9,500	30,000,000	$30,000	85,356,487	$85,356	$15,187,021	$(16,243,595)	$(931,718)

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

OPERATING ACTIVITIES:
Net Loss	$(3,174,967)	$(6,955,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,037	32,912
Common Stock issued for services	38,116	893,236
Beneficial conversion feature and other equity based expenses	2,146,972	5,791,637

Changes in assets and liabilities:
Accounts receivable	683,066	(881,246)
Inventory	(6,363)	91,056
Other Assets	(7,753)	18,575
Costs and estimated earnings in excess of billings	(19,067)	(27,836)
Accounts payable	(307,188)	519,266
Accrued expenses	42,957	2,870
Billings in excess of costs and estimated earnings	(149,407)	198,552

Net cash used in operating activities	(710,598)	(316,343)

INVESTING ACTIVITIES:
Deferred Financing Costs	(140,000)	—
Purchase of property and equipment	(353,232)	(8,712)

Net cash used in investing activities	(493,232)	(8,712)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	50,000
Advances, shareholder (net)	(190,000)	322,412
Repayments of notes payable-related party	—	(153,000)
Net change in factor payable	(137,162)	(64,159)
Proceeds from notes payable	—	153,000
Net proceeds from convertible note payable	3,000,000	—
Repayments of notes payable	(9,609)	(4,187)
Repayments of convertible note payable	(169,219)	—

Net cash provided by financing activities	2,494,010	304,066

NET CHANGE IN CASH	1,290,181	(20,989)
CASH, beginning of period	1,785	22,774

CASH, end of period	$1,291,966	$1,785

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$286,011	$6,795

Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$176,442	$98,500
Issuance of warrants with debt	$940,716	$—
Debt Discount Yet to be Amortized	$587,946	$—
Conversion of Preferred Stock	$—	$250
Common Stock issued for services	$38,116	$893,236

See notes to consolidated financial statements.

MARMION INDUSTRIES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 and 2006

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

For accounting purposes this transaction was treated as an acquisition of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) and a recapitalization of Marmion Investments, Inc. Marmion Investments, Inc. is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Marmion Industries Corporation (formerly International Trust & Financial Systems, Inc.) were not carried over.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Going Concern

Marmion Industries Corp has incurred losses totaling $16,243,595 through December 31, 2007 and has a working capital deficit of $946,155 at December 31, 2007. Because of these conditions, Marmion Air will require additional working capital to develop business operations. Marmion Air intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

These conditions raise substantial doubt about Marmion Air’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Marmion Air be unable to continue as a going concern.

Consolidation

The accompanying consolidated financial statements of Marmion Industries Corp (the “Company”), include the accounts of the Company and its wholly owned subsidiary, Marmion Investments Inc., which is an inactive company. All significant inter company accounts and transactions are eliminated in consolidation.

Basis of Accounting

Marmion Industries Corp maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Allowance for Doubtful Accounts

Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts receivable. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2007 and December 31, 2006 was $84,818 and $88,463, respectively. Management considers this allowance adequate to cover probable future losses due to uncollectible trade receivables.

Inventory

Finished goods and raw materials are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At December 31, 2007, inventory totaling $176,251 consisted of $71,672 in finished goods and $104,579 in raw material.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives, which are generally three to seven years.

The construction costs of the new facility are being capitalized. At the time of completion of the building the Company with begin depreciating the building.

Long Lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. These criteria are generally met at the time product is shipped or services are performed.

The Company from time to time may enter into a long term construction project, which such services may be performed over a few months. The Company records such revenues from long term contracts on a percentage of completion basis following ARB 45 and SOP 81-1. At each report date an evaluation is made to determine if there is a loss contingency to record for such long term contracts. There were six such long term contracts outstanding at December 31, 2006. At December 31, 2007, there were five long term contracts outstanding. The Company recorded $46,903 and $49,145 in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings, respectively, at December 31, 2007 in regard to these contracts. At December 31, 2007, there was $157,343 billed out but not paid by customers because of retainage provisions. For these long term construction projects, there is still $2,270,235 to be billed out in subsequent periods as the work is completed.

We extend a one year parts warranty on all equipment manufactured and one year parts and labor warranty on all equipment manufactured and in service within one hundred miles of our facility. We recognized a warranty expense of $16,561 and $10,739 for the years 2007 and 2006. There is no warranty accrual at December 31, 2007. Any returns are accepted within 30 days of sale with a 35% restock fee.

Shipping and Handling Costs

Shipping and handling costs are normally FOB the Company’s factory, prepay and add. These costs are included in cost of goods sold.

Advertising Costs

The Company expenses the cost of advertising in the period in which the advertising takes place. These costs are included in general and administrative expenses. Advertising for the year ended December 31, 2007 and 2006 were $3,875 and $12,610, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued liabilities, factor payable and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements. Amounts due from related parties were not evaluated for their fair value, due to the nature of such debt.

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

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share would be calculated as the per share amount that would have resulted if dilutive potential stock had been converted to common stock, as prescribed by SFAS 128. The Company has not presented diluted per share amounts, as the dilution would reduce the loss per share. There were no common stock equivalents at December 31, 2007 and 2006.

Reclassifications

Certain reclassifications have been made to the prior year financials to be in conformity to the current year presentations.

Statements of Cash Flows

For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Stock Based Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $893,236 and $38,116 of compensation expense during the years ended December 31, 2006 and 2007, respectively. Such amount is included general and administrative expenses on the statement of operations

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - PROPERTY AND EQUIPMENT

Components of property and equipment, at December 31, 2007 are as follows:

December 31, 2007
Vehicles	$219,719
Warehouse equipment	71,634
Computers	19,230
Furniture and fixtures	6,498
Land	209,587
Building	46,628
Software	7,431
580,727
Less: accumulated depreciation and amortization	(170,033)

$410,694

Depreciation and amortization expense totaled $43,037 and $32,912 in 2007 and 2006, respectively.

NOTE 3 - FACTOR PAYABLE

In September 2006, the Company terminated its factoring arrangement for the financing of selected receivables and entered into a new factoring agreement. The receivables factored are subject to a full recourse repurchase guarantee arrangement. The factoring fee can be up to 10% per receivable factored, but is usually less depending on the timeliness of the payments by the customers due to rebates of the factoring fee. As of December 31, 2007 and 2006 there were $0 and $137,162 of receivables factored with recourse. Both the receivables and the full factor payable are presented on the balance sheets.

NOTE 4 - RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

Marmion Air has received net advances from its Series A preferred stockholder of $60,000 during fiscal year 2007. In addition, $250,000 was paid back to this preferred stockholder to decrease such advances outstanding to such stockholder to $132,412 as of December 31, 2007. The advances are unsecured and are due upon demand. Interest is being accrued at 6% per annum. Accrued interest as of December 31, 2007 for the stockholder advances is $42,834. The additional $201,644 owed is non interest bearing debt.

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

Future maturities of these notes are as follows:

Year Ending December 31, 2007

2008	$10,847
2009	12,260
2010	10,547
33,654
Less: current portion	(10,847)
$22,807

NOTE 6 - COMMON STOCK

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

In the first quarter 2007, Marmion Industries issued 600,000 share of common stock to consultants.

In August 2007, Marmion entered into an agreement with a new investor relations firm in which we granted 10,000,000 shares of common stock for compensation.

For all shares issued, the market price was used to compute the expense recognized.

NOTE 7 - CONVERTIBLE DEBT

During fiscal year 2006, the note payable to related party (see note 4) in the amount of $153,000 and accrued interest totaling $37,218 was sold to unrelated third parties. The Company reconfirmed the note and issued guarantees for the payments of the new notes and related interest. The Company did not receive any new monies as a result of these transactions. The notes and accrued interest are convertible at will by the holders into common stock at the rate of $.005 per share.

As of December 31, 2007, $153,000 of the principal and $37,218 of accrued interest has been converted to 37,000,000 shares.

As of December 31, 2007, the total unpaid principal and accrued interest relating to these notes was $0 and $0, respectively.

The Company recorded charges totaling $5,971,637 as a form of compensation expense for these convertible debt securities, due on demand, based on the conversion of such debt into shares of common stock. The expense recorded relates to the intrinsic value of the conversion price of $.005 per share as compared to the market price of the shares at time of issue.

The accounting for these convertible debt securities with beneficial conversion features was provided for under the interpretative guidance of EITF 98-5, EITF 00-27 and SFAS No. 133 as the effective dilution to the common shareholders as of December 31, 2007, including the pro-forma effects providing for second re-issuance of debt to have been fully converted, would be to have issued 99% of the outstanding shares of common stock to these debt holders for the conversion of $160,000 in debt, at the option of the holder of such debt.

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible promissory notes and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible notes have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 and 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price and 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the Debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the Holder may elect to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s series B preferred stock

Under the terms of these notes and the related warrants, the notes and the warrants are convertible/ exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

The notes were issued with warrants to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrant of not registered for resale, the warrant holder may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

The Company recorded $140,000 deferred financing costs attributed to this transaction as of December 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. As of December 31,2007, $52,500 has been expensed. In addition the Company recorded a beneficial conversion feature value of $455,933 for the below market conversion rights of such debt and another $294,067 for debt discount attributed the warrants issued. The $455,933 of beneficial conversion rights were expensed, currently, as such debt is convertible at the option of the holder at any time.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007. Such registration statement was filed on April 11, 2007.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants

As of December 31, 2007, $89,943 of the principal had been converted to 14,846,497 shares. There was also a cash payment of $211,532 of which $169,219 went to the principal.

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

The provision for Federal income tax consists of the following:

	Year Ended
	December 31, 2007	December 31, 2006
Federal income tax attributable to:
Current Operations	$(1,110,000)	$(2,430,000)
Permanent Timing Differences – Beneficial conversion features and equity based compensation	624,000	2,126,000
Change in valuation allowance	486,000	304,000
Net amount	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$2,418,000
Accounts receivable allowance	30,000
Net deferred tax asset	$2,448,000

At December 31, 2007, we had an unused net operating loss carryover approximating $6,900,000 that is available to offset future taxable income; it expires beginning in 2023 through 2027. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership.

The valuation of the deferred tax asset increased by approximately $486,000 for 2007.

NOTE 9 - COMMITMENTS

Office Lease

Marmion Air leases office and warehouse facilities at the same location under three operating leases all commencing June 1, 2007 and expiring May 31, 2008. Combined rent expense is $4,928 per month. Rent expense was $52,839 and $45,472 for 2007 and 2006, respectively.

Officers Salaries

Accrued Salaries - Officers consists of salaries to two officers under oral agreements. The officers’ salaries are $120,000 and $72,000 per year.

NOTE 10 - MAJOR CUSTOMERS AND VENDORS

Major customers during the year ended December 31, 2007 and 2006 as shown as a percent of total revenue were:

	2007	2006
Customer A	28%	24%
Customer B	23%	2%
Customer C	13%	3%
Customer D	1%	34%
Customer E	0%	11%

In 2007 Marmion Industries purchased 31% of its goods from one vendor. In 2006 Marmion Industries purchased just over 24% of their goods from one vendor.

NOTE 11 - EQUITY

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

During the twelve months ended December 31, 2007, the Company issued 10,600,000 shares of common stock to various consultants. Expense of $38,116 was recorded related to these shares, which was the market value of such shares issued at prices varying from $.0052 to $.014.

During the twelve months ended December 31, 2007, the Company issued 32,146,497 shares of common stock to convert debt totaling $176,442 to equity.

As of December 31, 2007 Mr. Marmion controls in excess of 90% of the votes available based on his stock ownership. The Series A and Series B Preferred Stock are currently convertible into more common stock than we have authorized and as such his ownership is determined on a basis of conversion into all common stock currently authorized. We do not consider his ownership of the Series A and Series B Preferred Stock to include derivative liability instruments due to the related party nature of his holdings and he already owns a controlling ownership in the Company. Mr. Marmion has agreed to limit the number of shares of common stock issuable upon conversion of the preferred stock to an amount which does not exceed the greater of our then authorized but unissued common stock less any shares we have reserved for issuance.

The following table summarizes stock option activity:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance at December 31, 2005	585,000	585,000	$.044	$.044
Granted 2006	0	0	$0.00	$0.00
Cancelled or Expired 2006	(585,000)	(585,000)	(0.44)	(0.44)
Exercised 2006	(0)	(0)	(0.0)	(0.0)
Outstanding, December 31, 2006	0	0	0.0	0.0
Cancelled 2007	(0)	(0)	(0.0)	(0.0)
Outstanding, December 31, 2007	0	0	$0	$0

The options and stock issued for services in 2006 were issued pursuant to an employee stock incentive plan and a non-employee directors and consultants retainer stock plan both adopted in January 2005. The weighted average fair value of options granted for the years ended December 31, 2007 and 2006 are $0 and $0.43, respectively.

In January 2006 these 585,000 options were cancelled. There were no new issuances in 2006 or 2007.

NOTE 12 - SUBSEQUENT EVENTS

As of March 31, 2008, $20,911 in principal had been converted to 3,884,703 shares of common stock with regards to the subscription agreement.

In February 2008, the Company engaged a consultant to provide non-exclusive public relations including serving as an investment banking liaison for a six month term. Compensation for this service was the issuance of 1,500,000 shares of restricted stock.