Form 10-Q
period 2008-03-31
MARMION INDUSTRIES CORP
filed 2008-05-19
CIK 1123195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 000-31507

MARMION INDUSTRIES CORP.

(Name of registrant as specified in its charter)

Nevada	06-1588136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9103 Emmott Road, Building 6, Suite A, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

(713) 466-6585

(Registrant’s telephone number, including area code)

not applicable

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

Yes [√]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]  No [√]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 90,741,190 shares of common stock are issued and outstanding as of May 15, 2008.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, availability of sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

•          “Marmion, “ “we,” “us,” “ours,” and similar terms refers to Marmion Industries Corp., a Nevada corporation, and our subsidiary, and

•          “Marmion Air Service” refers to Marmion Investments, Inc., a Texas corporation and a wholly-owned subsidiary of Marmion.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$994,238	$1,291,966
Accounts receivable, net of allowance for doubtful accounts of $86,253 and $84,818 respectfully	981,965	539,629
Costs and estimated earnings in excess of billings on uncompleted contracts	59,805	46,903
Inventory	284,387	176,251
Employee Advances	130	250
Prepaid Expenses	3,738	10,408

Total Current Assets	2,324,263	2,065,406

Property and equipment, net of $180,790 and $170,033 accumulated depreciation, respectively	480,043	410,694
Deferred Financing Cost	70,000	87,500
Total Assets	$2,874,307	$2,563,600

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$415,216	$499,331
Accrued Expenses	59,597	81,650
Accrued Salaries - Officers	344,592	344,592
Advances-Stockholder	334,056	334,056
Current Maturities of Notes Payable	11,183	10,847
Convertible Note Payable-Current	1,781,511	1,691,940
Factor Payable	228,142	—
Billings in excess of costs and estimated earnings on uncompleted contracts	164,487	49,145

Total Current Liabilities	3,338,784	3,011,561

Notes Payable, net of current maturities	19,882	22,807
Convertible Note Payable, net of current maturities	468,058	460,950

Total Liabilities	3,826,724	3,495,318

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER'S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated, 9,500,000 and 9,500,000 shares issued and outstanding, respectively	9,500	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated, 30,000,000 and 30,000,000 shares issued and outstanding, respectively	30,000	30,000
Common stock, $.001 par value, 500,000,000 shares authorized, 90,741,190 and 85,356,487 shares issued and outstanding, respectively	90,741	85,356
Additional paid-in capital	15,236,831	15,187,020
Accumulated deficit	(16,319,490)	(16,243,595)

Total Stockholder's Equity (Deficit)	(952,418)	(931,718)

Total Liabilities and Stockholder's Equity (Deficit)	$2,874,307	$2,563,600

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$1,882,167	$1,627,935

COSTS OF SALES	1,421,075	1,371,465

GROSS MARGIN	461,092	256,470

COSTS AND EXPENSES:
Salaries and employee benefits	144,453	122,247
General and administrative	165,369	171,504
Depreciation and amortization	10,757	7,863

TOTAL COSTS AND EXPENSE	320,579	301,614

INCOME (LOSS) FROM OPERATIONS	140,514	(45,144)

OTHER INCOME (EXPENSE):
Interest expense	(224,349)	(472,717)
Other income	7,942	—

NET (LOSS)	$(75,895)	$(517,861)

Net (loss) per share:
Basic and diluted net (loss) per share	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	88,224,037	50,704,434

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net (Loss)	$(75,895)	$(517,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,757	7,863
Common Stock issued for services	34,285	8,400
Beneficial conversion feature and other interest cost amortized	135,090	455,933
Changes in assets and liabilities:
Accounts receivable	(442,336)	305,511
Inventory	(108,136)	(98,998)
Other Assets	6,790	2,655
Costs and estimated earnings in excess of billings	(12,902)	(49,812)
Accounts payable	(84,116)	(104,866)
Accrued expenses	(22,053)	36,149
Billings in excess of costs and estimated earnings	115,342	(192,260)

Net cash used in operating activities	(443,174)	(147,286)

INVESTING ACTIVITIES:
Purchase of property and equipment	(80,107)	(2,436)

Net cash used in investing activities	(80,107)	(2,436)

FINANCING ACTIVITIES:
Advances, shareholder (net)	—	60,000
Net change in factor payable	228,142	(104,299)
Net proceeds from convertible note payable	—	610,000
Repayments of notes payable	(2,589)	(2,295)

Net cash provided by financing activities	225,553	563,406

NET CHANGE IN CASH	(297,728)	413,684
CASH, beginning of period	1,291,966	1,785

CASH, end of period	$994,238	$415,469

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,028	$1,636

Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$20,911	$72,500
Issuance of warrants with debt	$—	$294,067

See notes to consolidated financial statements.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp.,(the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31,2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has suffered from negative working capital and shareholder deficiency as of December 31, 2007 and March 31, 2008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At March 31, 2008, inventory totaling $284,387 consisted of $72,037 in finished goods and $212,350 in raw material.

New Accounting Pronouncements

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 – RELATED PARTY TRANSACTIONS

Advances – Stockholders

The outstanding owed to such stockholder is $132,412 as of March 31, 2008. The additional $201,644 owed is non interest bearing debt. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of March 31, 2008 for the stockholder advances is $44,843.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – CONVERTIBLE DEBT

As of March 31, 2008, $20,911 in principal had been converted to 3,884,703 shares of common stock with regards to the subscription agreement.

NOTE 4 – COMMON STOCK

In February 2008, the Company engaged Wakabayashi Fund LLC to provide non-exclusive public relations including serving as an investment banking liaison for a six month term. Compensation for this service was the issuance of 1,500,000 shares of restricted stock. An expense of $12,000 was recorded related to these shares.

NOTE 5 – SUBSCRIPTION AGREEMENT

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

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6 – SUBSEQUENT EVENTS

On April 23, 2008 the company entered into an agreement for financial sourcing and related consulting services with a registered FINRA broker-dealer. No specific financing has been identified at this time. The Company has agreed to pay the broker-dealer a retainer in the amount of $50,000, of which $25,000 has been paid with the balance due on or before May 21, 2008. Additional compensation will be due to the broker-dealer upon successful completion of any financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and Fiscal 2007.

The following table provides, for the periods indicated, certain key ratios:

	March 31,		Change (+/-)
	2008	2007
	(unaudited)
Cost of sales as a percentage of revenues	75.5%	84.2%	-8.7%
Gross profit margin	24.5%	15.8%	+8.7%
Total costs and expense as a percentage of revenues	17.0%	18.5%	-1.5%
Salaries and employee benefits as a percentage of revenues	7.7%	7.5%	+0.2%
General and administrative as a percentage of revenues	8.8%	10.5%	-1.7%

Revenues. Our revenues increased approximately 15.6% for the three months ended March 31, 2008 from the three months ended March 31, 2007. During three months ended March 31, 2008, approximately 33% of our revenues were attributable to equipment for the petrochemical industry and approximately 67% were attributable to our commercial division. The increase in the 2008 period is primarily attributable to the substantial completion of several large commercial projects. We believe our revenues will continue to increase during the balance of 2008. In addition, as a result of our expansion efforts of our industrial division into the Louisiana market, during 2008 we have begun receiving purchase orders from those contacts and anticipate revenues from for this division will also increase in 2008.

Cost of Sales and Gross Profit Margin. The decrease in our cost of sales as a percentage of revenues for the three months ended March 31, 2008 versus the three months ended March 31, 2007 is attributable to due to more efficient manufacturing procedures coupled with new quality and purchasing controls As a result our gross profit margins were higher in three months ended March 31, 2008 than the three months ended March 31, 2007.

Total Cost and Expenses. Our total costs and expenses which include certain variable costs associated with increases in gas, insurance and certain fixed costs associated with our overhead and fees associated with our reporting requirements under Federal securities laws. Our total costs and expenses increased approximately 6% in the three months ended March 31, 2008 from the three months ended March 31, 2007 which reflected increases in depreciation and amortization expenses, increases in salaries and employee benefits and decreases in general and administrative expenses. Our total costs and expenses as a percentage of revenues in the three months ended March 31, 2008 decreased from three months ended March 31, 2007 as a result of the increase in our revenues.

•          Salaries and employee benefits. Salaries and employee benefits increased approximately 18% in the three months ended March 31, 2008 from the three months ended March 31, 2007 which reflects the hiring of additional employees during the 2008 period. As a percentage of revenues, salaries and employee benefits are approximately 7.7%.

•          General and administrative. General and administrative expenses decreased approximately 3.5% in the three months ended March 31, 2008 from the three months ended March 31, 2007. This change is primarily attributable to a strategic budgeting of our resources undertaken in an effort to reduce certain fixed expenses. General and administrative expenses as a percentage of revenues decreased in the three months ended March 31, 2008 from the three months ended March 31, 2007 as a result of our overall increase in revenues. While we anticipate that the move to our new facility which is scheduled for the second quarter of 2008 will result in certain cost savings and greater efficiencies, we anticipate that expenses associated with insurance as well as energy costs will continue to escalate in 2008.

•          Depreciation and Amortization. Depreciation and amortization expense increased approximately 36.8% in the three months ended March 31, 2008 from the three months ended March 31, 2007 and is primarily attributable to additional vehicles and equipment purchased last year that were not being depreciated in the three months ended March 31, 2007. We anticipate that depreciation and amortization in 2008 will increase as it will include assets associated with our new manufacturing facility which is currently under construction.

Other income (expense). Interest expense decreased approximately $248,368 in the three months ended March 31, 2008 from the three months ended March 31, 2007. During 2007 we issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in the three months ended March 31, 2008 includes $86,231 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans.

Other income (expense) for three months ended March 31, 2008 also included $7,942 of other income which represented interest earned on our cash deposits.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2008 and December 31, 2007:

	March 31,	December 31,	$ of
	2008	2007	Change
	(unaudited)
Working capital (deficit)	(1,014,521)	(946,155)	68,366
Cash	994,238	1,291,966	(297,728)
Accounts receivable, net	981,965	539,629	442,336
Inventory	284,387	176,251	108,136
Total current assets	2,324,263	2,065,406	258,857
Property and equipment, net	480,043	410,694	69,349
Total assets	2,874,307	2,563,600	310,707

Accounts payable	415,216	499,331	(84,115)
Convertible notes payable - current	1,781,511	1,691,940	89,571
Factor payable	228,142	0	228,142
Total current liabilities	3,338,784	3,011,561	327,223
Total liabilities	3,826,724	3,495,318	331,406

We have completed approximately 50% of the construction of our new manufacturing facility and as a result of this our cash position significantly decreased, and our working capital position deteriorated from December 31, 2007 to March 31, 2008.

Net cash used in operating expenses for the three months ended March 31, 2008 was $443,174 as compared to $147,286 for the three months ended March 31, 2007. We used cash in the three months ended March 31, 2008 to fund our operating loss of $75,895 as well as for increases in our accounts receivable and inventory and decreases in our accounts payable and accrued expenses, which were offset by decreases in other assets, as well as an add-back of non-cash items totaling $180,132. These non-cash items included depreciation and amortization ($10,757), the value of common stock issued for services ($34,285) and the beneficial conversion feature and other interest cost amortization ($135,090) related to our convertible notes. During the three months ended March 31, 2007 we used cash to fund our operating loss of $517,861 as well as an increase in inventory and a decrease in accounts payable which were offset by decreases in accounts receivable, other assets and accrued expenses together with an add-back of non-cash items totaling $472,196.

Net cash used in operating activities in each of the three months ended March 31, 2008 and the three months ended March 31, 2007 were also impacted by our revenue recognition policy which provides that we record revenues from long term construction projects on a percentage of completion basis. Costs and estimated earnings in excess of billings decreased $12,902 and $49,812 for three months ended March 31, 2008 and 2007, respectively, while billings in excess of costs and estimated earnings increased $115,342 for the three months ended March 31, 2008 and decreased $192,260 for the comparable period in fiscal 2007.

Net cash used in investing activities was $80,107 in the three months ended March 31, 2008 as compared to $2,436 in the three months ended March 31, 2007. This increase is primarily attributable to our purchase of real property on which we are constructing our new facility.

Net cash provided by financing activities for three months ended March 31, 2008 was $225,553 as compared to $563,406 in the three months ended March 31, 2007. During the 2008 period we received $228,142 from an increase in our factor payable which was offset by a repayment of notes payable of $2,589. During the 2007 period we received $610,000 from the proceeds of the issuance of a convertible note and $60,000 (net) of advances from our principal stockholder which were offset by decreases of $104,299 in our factor payable and a repayment of a note payable of $2,295.

From time to time Mr. Marmion, our CEO and principal stockholder, advances us funds for working capital purposes. These advances are unsecured, bear interest at 6% per annum and are due on demand. At March 31, 2008 we owed him $334,056.

Our capital commitments for 2008 are approximately $1,100,000 which is related to the costs associated with completing our new facility. We spent approximately $79,000 during the first quarter on this project. We will also require additional capital to fund anticipated increases in our accounts receivables as a result of increases in our revenues, any expansion of our labor force and other costs associated with the anticipated growth of our company. In addition, while the amounts due under the amortizing payments for the debentures are presently being made through the conversion of those amounts into shares of our common stock, should the debenture holder elect not to make such a conversion we will require funds to meet the debt service on those liabilities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

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

Our management, including our Chief Executive Officer and our Treasurer who serves as our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Treasurer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

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

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the three months ended March 31, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any legal proceedings required to be described in response to Item 103 of Regulation S-K.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2008 we issued 1,500,000 shares of our common stock valued at $12,000 to entity as compensation for services to be rendered to us. The shares were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act. The recipient was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters that it was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARMION INDUSTRIES CORP.

By: /s/ Wilbert H. Marmion, III

Wilbert H. Marmion, III, Chief Executive Officer, President

Date: May 19, 2008

By:/s/ Ellen Raidl

Ellen Raidl, Treasurer, principal financial and accounting officer

Date: May 19, 2008