Form 10-Q
period 2008-06-30
MARMION INDUSTRIES CORP
filed 2008-08-14
CIK 1123195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes [  ]  No [√]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 90,741,190 shares of common stock are issued and outstanding as of August 14, 2008.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

•          ”Marmion, “ “we,” “us,” “ours,” and similar terms refers to Marmion Industries Corp., a Nevada corporation, and our subsidiary, and

•          ”Marmion Air Service” refers to Marmion Investments, Inc., a Texas corporation and a wholly-owned subsidiary of Marmion.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$193,515	$1,291,966
Accounts receivable, net of allowance for doubtful accounts of $10,962 and $84,818 respectfully	1,117,495	539,629
Costs and estimated earnings in excess of billings on uncompleted contracts	—	46,903
Inventory	299,189	176,251
Employee Advances	—	250
Prepaid Expenses	15,385	10,408

Total Current Assets	1,625,584	2,065,406

Property and equipment, net of $191,572 and $170,033 accumulated depreciation, respectively	1,105,910	410,694
Deferred Financing Cost	52,500	87,500

Total Assets	$2,783,995	$2,563,600

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$357,218	$499,331
Accrued Expenses	54,166	81,650
Accrued Salaries - Officers	344,592	344,592
Advances-Stockholder	334,056	334,056
Current Maturities of Notes Payable	11,530	10,847
Convertible Note Payable-Current	1,874,634	1,691,940
Factor Payable	203,872	—
Billings in excess of costs and estimated earnings on uncompleted contracts	123,671	49,145

Total Current Liabilities	3,303,739	3,011,561

Notes Payable, net of current maturities	16,866	22,807
Convertible Note Payable, net of current maturities	492,524	460,950

Total Liabilities	3,813,129	3,495,318

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated, 9,500,000 and 9,500,000 shares issued and outstanding, respectively	9,500	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated, 30,000,000 and 30,000,000 shares issued and outstanding, respectively	30,000	30,000
Common stock, $.001 par value, 500,000,000 shares authorized, 90,741,190 and 85,356,487 shares issued and outstanding, respectively	90,741	85,356
Additional paid-in capital	15,236,831	15,187,021
Accumulated deficit	(16,396,206)	(16,243,595)

Total Stockholder’s Equity (Deficit)	(1,029,134)	(931,718)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,783,995	$2,563,600

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$1,412,643	$1,752,345	$3,294,810	$3,380,280

COSTS OF SALES	1,033,679	1,508,542	2,454,754	2,880,007

GROSS MARGIN	378,964	243,804	840,056	500,273

COSTS AND EXPENSES:
Salaries and employee benefits	129,943	128,503	274,396	250,750
General and administrative	118,403	186,878	283,772	358,382
Depreciation and amortization	10,782	11,447	21,538	19,310

TOTAL COSTS AND EXPENSE	259,128	326,828	579,707	628,442

INCOME (LOSS) FROM OPERATIONS	119,837	(83,024)	260,350	(128,169)

OTHER INCOME (EXPENSE):
Interest expense	(203,813)	(1,517,757)	(428,162)	(1,990,474)
Other income	7,261	—	15,202	—

NET LOSS	$(76,716)	$(1,600,781)	$(152,611)	$(2,118,642)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	90,741,190	60,233,067	89,482,614	54,903,360

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Loss	$(152,611)	$(2,118,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,538	19,310
Common Stock issued for services	34,284	8,400
Beneficial conversion feature and other interest cost amortized	270,180	1,876,792
Changes in assets and liabilities:
Accounts receivable	(577,866)	90,328
Inventory	(122,938)	(249,335)
Other Assets	(4,728)	2,255
Costs and estimated earnings in excess of billings	46,903	(300,030)
Accounts payable	(142,113)	(41,174)
Accrued expenses	(27,485)	59,172
Billings in excess of costs and estimated earnings	74,526	(198,552)

Net cash used in operating activities	(580,310)	(851,476)

INVESTING ACTIVITIES:
Purchase of property and equipment	(716,755)	(72,166)

Net cash used in investing activities	(716,755)	(72,166)

FINANCING ACTIVITIES:
Advances, shareholder (net)	—	(190,000)
Net change in factor payable	203,872	(24,418)
Net proceeds from convertible note payable	—	2,860,000
Repayments of notes payable	(5,258)	(4,660)

Net cash provided by financing activities	198,614	2,640,922

NET CHANGE IN CASH	(1,098,451)	1,717,279
CASH, beginning of period	1,291,966	1,785

CASH, end of period	$193,515	$1,719,064

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$175,033	$104,026

Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$20,911	$86,500
Issuance of warrants with debt	$—	$940,716

See notes to consolidated financial statements.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp.,(the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31,2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from negative working capital and shareholder deficiency as of December 31, 2007 and June 30, 2008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At June 30, 2008, inventory totaling $299,189 consisted of $67,500 in finished goods and $231,689 in raw material.

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

NOTE 2 – RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

The outstanding owed to such stockholder is $132,412 as of June 30, 2008. The additional $201,645 owed is non interest bearing debt. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of June 30, 2008 for the stockholder advances is $44,843.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – CONVERTIBLE DEBT

As of June 30, 2008, $20,911 in principal had been converted to 3,884,703 shares of common stock with regards to the convertible debentures.

NOTE 4 – COMMON STOCK

In February 2008, the Company engaged Wakabayashi Fund LLC to provide non-exclusive public relations including serving as an investment banking liaison for a six month term. Compensation for this service was the issuance of 1,500,000 shares of restricted stock. An expense of $12,000 was recorded related to these shares.

NOTE 5 – SUBSCRIPTION AGREEMENT

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible debentures and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible debentures have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The debenturees are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 or 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price or 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the holder may else to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s Series B Preferred Stock

Under the terms of these debentures and the related warrants, the debentures and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the debenture or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

Subject to certain terms and conditions set forth therein, the debentures are redeemable by us at a rate of between 125% of the outstanding principal amount of the debentures plus interest. In addition, so long as the average daily price of our common stock is below the “initial market price”, we may prepay such monthly portion due on the outstanding debentures and the investors agree that no conversions will take place during such month where this option is exercised by us.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The debentures were issued with warrants to purchase up to 100,000,000 shares of our common stock at an exercise price of $0.015 per share, subject to adjustment. To the extent that the shares of common stock underlying the warrants are not registered for resale, the warrant holder may designate a “cashless exercise option.” This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be determined by a formula based on the total number of shares to which the warrant holder is entitled, the current market value of the common stock and the applicable exercise price of the warrant.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants by April 16, 2007. Such registration statement was filed on April 11, 2007 and declared effective by the Securities and Exchange Commission on July 11, 2007.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the debentures and the warrants.

The the holder of our outstanding $2,719,927 principal amount convertible debentures, entered into a Intercreditor Agreement with our company and Aquent LLC pursuant to which it subordinated its security interest in our assets to Aquent LLC.

NOTE 6 – FINANCING

In June 2008 we entered into a Line of Credit Agreement and related agreements with Aquent LLC pursuant to which it provided us with a credit line of up to $500,000 for which advances may be made on our eligible receivables at 85% of the face amount of the receivable pursuant to the terms of a Merchant Services Agreement. Interest is payable on the advances at an index rate of 1.75% per 30 days. Under the terms of this one year agreement, we granted Aquent LLC a blanket security interest and Mr. Marmion, our CEO, and Ms. Raidl, our Treasurer, personally guaranteed our obligations under these agreements. Mr. Marmion and Ms. Raidl are husband and wife. In connection with this transaction, Dutchess Private Equities Fund, Ltd., the holder of our outstanding $2,719,927 principal amount convertible debentures, entered into a Intercreditor Agreement with our company and Aquent LLC pursuant to which it subordinated its security interest in our assets to Aquent LLC.

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

We believe that diversification is a key factor to maintain market share in the industrial and commercial markets. Accordingly, in 2004 we began preparations to open a commercial division and hired personnel to bid and supervise commercial projects. During 2006 we began generating revenues from this commercial division and have successfully completed several projects for customers such as Houston Independent School District, City of Clute Texas, State of Texas Parks and Recreation. As of the date of this report, we are currently completing one project for the Sweeny Independent School District, Sweeny, Texas and the second for a private elementary school in Houston, Texas.

Our long-term plans for growth include continued expansion of our industrial base into Louisiana. We have obtained the necessary licenses in Louisiana and during the first quarter of 2008 we received our first orders from customers in Louisiana. In the quarter ending June 30, 2008, we received additional orders from our Louisiana customers totaling, $91,174.

Historically, we generally outsourced approximately 5% of our manufacturing. In fiscal 2005, we acquired several pieces metal manufacturing equipment which allowed us to reduce our outsourcing needs and permitted us to take on a diversified work load. During fiscal 2007 we also purchased additional equipment which permitted us to facilitate additional in-house fabrication, thereby cutting time and cost associated with outsourcing this work. We believe that by moving more of our manufacturing in-house with the use of our new equipment has played a large role in our gross profit margins increasing.

Historically, one of our challenges in growing our company was our ability to attract and retain top quality employees which we believe is necessary to accomplish our business objectives. In addition to the competitive market in which we operate, this challenge was made more difficult by our failure to offer any type of benefits program to our employees. Managing our cash flow has also been a historical challenge for our company in particular because our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms.

Finally, we believed our ability to continue to grow our business was dependent upon larger facilities. In August 2007 we purchased 2.75 acres of real property and in March 2008 we began construction on a 32,900 square foot facility. We anticipate that the cost of this facility, including the purchase of additional equipment which will permit us to increase our production, will be approximately $1,100,000. During the six months ended June 30, 2008 we have spent approximately $693,000 of the projected budget and as of the date of this report we estimate the facility to be approximately 80% complete. While we have faced various challenges during the county permitting process which has not permitted us to complete our project as planned, we anticipate we will be able to move into the new facility by the year end 2008.

Because of the size of our company and the relatively limited market for our securities, like many small public companies we face many challenges in our efforts to raise capital and generally the cost of the capital is very high in relation to costs to larger public companies. In order to provide sufficient capital to meet these challenges, in fiscal 2007 we sold $3,000,000 principal amount of debentures in a transaction described later in this section. The proceeds from this transaction have provided capital to build the new manufacturing facility, reduce related party obligations and purchase new company vehicles as well as providing cash for operations. While these debentures have provided us the much needed cash to address some of our challenges, the cost of the financing, both in the form of interest payments and non-cash expenses we were required to recognize under generally accepted accounting principles as a result of the terms, were significant to our company. On June 20, 2008, we entered into a Line of Credit Agreement up to $500,000 with Aquent LLC. We believe that the terms of this factoring agreement are more favorable than the terms were under our previous factoring agreement. The prior factoring agreement expired at the end of 2007 and the board of directors agreed to open a line of credit with reference to our accounts receivable with another firm. At the time of the change, the company did not have a balance owing to the prior company.

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

The following table provides, for the periods indicated, certain key ratios:

	June 30,		Change (+/-)
	2008	2007
	(unaudited)
Cost of sales as a percentage of revenues	73.2%	86.1%	-12.9%
Gross profit margin	26.8%	13.9%	12.9%
Total costs and expense as a percentage of revenues	18.3%	18.7%	-0.4%
Salaries and employee benefits as a percentage of revenues	9.2%	7.3%	1.9%
General and administrative as a percentage of revenues	8.4%	10.7%	-2.3%

Revenues. Our revenues decreased approximately 19% for the three months ended June 30, 2008 from the three months ended June 30, 2007. During three months ended June 30, 2008, approximately 55% of our revenues were attributable to equipment for the petrochemical industry and approximately 45% were attributable to our commercial division as compared to approximately 65% and approximately 35%, respectively, for the comparable period in fiscal 2007 . The decrease in revenues in the 2008 period is primarily attributable to a decline in sales to one of our larger industrial customers. We believe our revenues may continue to decrease during the balance of 2008 due to our major supplier, Marvair, allowing our competition into the industrial market to sell their general purpose wall mount air conditioners as well as two major commercial jobs ending. As we have continued our expansion efforts of our industrial division into the Louisiana market, we have continued to receive purchase orders from those contacts and anticipate the revenues will assist in counteracting the decrease stated above.

Cost of Sales and Gross Profit Margin. The decrease in our cost of sales as a percentage of revenues for the three months ended June 30, 2008 versus the three months ended June 30, 2007 is attributable to more efficient manufacturing procedures coupled with new quality and purchasing controls As a result our gross profit margins were higher in three months ended June 30, 2008 than the three months ended June 30, 2007.

Total Cost and Expenses. Our total costs and expenses include certain variable costs associated with increases in gas, insurance as well as certain fixed costs associated with our overhead and additional fees associated with our reporting requirements under Federal securities laws. Our total costs and expenses decreased approximately 21% in the three months ended June 30, 2008 from the three months ended June 30, 2007 which reflected decreases in depreciation and amortization expenses, increases in salaries and employee benefits and decreases in general and administrative expenses

•          Salaries and employee benefits. Salaries and employee benefits increased approximately 1% in the three months ended June 30, 2008 from the three months ended June 30, 2007 which reflects raises issued to current employees for excellent performance during the 2008 period. As a percentage of revenues, salaries and employee benefits increased slightly in for the three months ended June 30, 2008 to approximately 9.2% as compared to approximately 7.3% for the comparable period in fiscal 2007. This slight increase reflects both our decrease in revenues and increase in salaries during the 2008 period.

•          General and administrative. General and administrative expenses decreased approximately 37% in the three months ended June 30, 2008 from the three months ended June 30, 2007. This change is primarily attributable to a strategic budgeting of our resources undertaken in an effort to reduce certain fixed expenses. General and administrative expenses as a percentage of revenues decreased in the three months ended June 30, 2008 from the three months ended June 30, 2007. While we anticipate that the move to our new facility which is scheduled for the end of 2008 will result in certain cost savings and greater efficiencies, we anticipate that expenses associated with insurance as well as energy costs will continue to escalate in 2008.

•          Depreciation and Amortization. Depreciation and amortization expense decreased approximately 6% in the three months ended June 30, 2008 from the three months ended June 30, 2007. Reclassifications have been made to the prior period to conform to the presentations of the current period. We anticipate that depreciation and amortization will increase in future periods, however, as it will include assets associated with our new manufacturing facility which is currently under construction.

Other income (expense). Interest expense decreased approximately $1,313,944 in the three months ended June 30, 2008 from the three months ended June 30, 2007 largely as a result of no beneficial conversion feature expense. During 2007 we cumulatively issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in the three months ended June 30, 2008 includes $85,775 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans.  In 2007 the Company recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $1,285,769 for the below market conversion rights of the final $2,250,000 of such debt and another $646,649 for the additional debt discount attributed the warrants issued. The $1,285,769 of beneficial conversion rights were expensed in 2007 as interest expense, as such debt was convertible at the option of the holder at any time. Reclassifications have been made to the amortization of debt discount and deferred financial costs in the prior period to conform to the presentations of the current period

Other income (expense) for three months ended June 30, 2008 also included $7,261 of other income which represented interest earned on our cash deposits.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

The following table provides, for the periods indicated, certain key ratios:

	June 30,		Change (+/-)
	2008	2007
	(unaudited)
Cost of sales as a percentage of revenues	74.5%	85.2%	-10.7%
Gross profit margin	25.5%	14.8%	10.7%
Total costs and expense as a percentage of revenues	17.6%	18.5%	-0.9%
Salaries and employee benefits as a percentage of revenues	8.3%	7.4%	0.9%
General and administrative as a percentage of revenues	8.6%	10.6%	-2.0%

Revenues. Our revenues decreased approximately 2.5% for the six months ended June 30, 2008 from the six months ended June 30, 2007. During six months ended June 30, 2008, approximately 55% of our revenues were attributable to equipment for the petrochemical industry and approximately 45% were attributable to our commercial division as compared to approximately 44% and approximately 56%, respectively, for the comparable period in fiscal 2007. The decrease in revenues in the 2008 period is primarily attributable to a decline in sales to one of our larger industrial customers. We believe our revenues may continue to decrease during the balance of 2008 due to our major supplier, Marvair, allowing our competition into the industrial market to sell their general purpose wall mount air conditioners as well as two major commercial jobs ending. As we have continued our expansion efforts of our industrial division into the Louisiana market, we have continued to receive purchase orders from those contacts and anticipate the revenues will assist in counteracting the decrease stated above.

Cost of Sales and Gross Profit Margin. The decrease in our cost of sales as a percentage of revenues for the six months ended June 30, 2008 versus the six months ended June 30, 2007 is attributable to due to more efficient manufacturing procedures coupled with new quality and purchasing controls As a result our gross profit margins were higher in six months ended June 30, 2008 than the six months ended June 30, 2007.

Total Cost and Expenses. Our total costs and expenses include certain variable costs associated with increases in gas, insurance as well as certain fixed costs associated with our overhead and additional fees associated with our reporting requirements under Federal securities laws. Our total costs and expenses decreased approximately 8% in the six months ended June 30, 2008 from the six months ended June 30, 2007 which reflected increases in depreciation and amortization expenses, increases in salaries and employee benefits and decreases in general and administrative expenses. Our total costs and expenses as a percentage of revenues in the six months ended June 30, 2008 decreased from six months ended June 30, 2007 as a result of decreases in our professional fees, travel and miscellaneous taxes.

•          Salaries and employee benefits. Salaries and employee benefits increased approximately 9% in the six months ended June 30, 2008 from the six months ended June 30, 2007 which reflects raises issued to current employees for excellent performance during the 2008 period. As a percentage of revenues, salaries and employee benefits are approximately 8.3%.

•          General and administrative. General and administrative expenses decreased approximately 21% in the six months ended June 30, 2008 from the six months ended June 30, 2007. This change is primarily attributable to a strategic budgeting of our resources undertaken in an effort to reduce certain fixed expenses. General and administrative expenses as a percentage of revenues decreased in the six months ended June 30, 2008 from the six months ended June 30, 2007. While we anticipate that the move to our new facility which is scheduled for the end of 2008 will result in certain cost savings and greater efficiencies, we anticipate that expenses associated with insurance as well as energy costs will continue to escalate in 2008.

•          Depreciation and Amortization. Depreciation and amortization expense increased approximately 12% in the six months ended June 30, 2008 from the six months ended June 30, 2007. Reclassifications have been made to the prior period to conform to the presentations of the current period. We anticipate that depreciation and amortization in 2008 will increase as it will include assets associated with our new manufacturing facility which is currently under construction.

Other income (expense). Interest expense decreased approximately $1,562,312 in the six months ended June 30, 2008 from the six months ended June 30, 2007. During 2007 we issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in the six months ended June 30, 2008 includes $172,055 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans. . In 2007 the Company recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition the Company recorded a beneficial conversion feature value of $1,741,702 for the below market conversion rights of such debt and another $940,716 for debt discount attributed the warrants issued. The $1,741,702 of beneficial conversion rights were expensed in 2007 as interest expense, as such debt was convertible at the option of the holder at any time. Reclassifications have been made to the amortization of debt discount and deferred financial costs in the prior period to conform to the presentations of the current period

Other income (expense) for six months ended June 30, 2008 also included $15,202 of other income which represented interest earned on our cash deposits.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2008 and December 31, 2007:

	June 30,	December 31,	$ of
	2008	2007	Change
	(unaudited)
Working capital (deficit)	(1,678,155)	(946,155)	(732,000)
Cash	193,515	1,291,966	(1,098,451)
Accounts receivable, net	1,117,495	539,629	577,866
Inventory	299,189	176,251	122,938
Total current assets	1,625,584	2,065,406	(439,822)
Property and equipment, net	1,105,910	410,694	695,216
Total assets	2,783,995	2,563,600	220,395

Accounts payable	357,218	499,331	(142,113)
Convertible notes payable - current	1,874,634	1,691,940	182,694
Factor payable	203,872	0	203,872
Total current liabilities	3,303,739	3,011,561	292,178
Total liabilities	3,813,129	3,495,318	317,811

Our working capital deficit has increased substantially from December 31, 2007 to June 30, 2008. This change is primarily attributable to a decrease in cash of approximately $1.1 million. During the six months ended June 30, 2008 we used approximately $692,577 of cash in connection with the construction of our new facility. We also used cash to fund an increase in our accounts receivable of approximately $577,866, net of allowance for doubtful accounts, as well as to increase our inventory and reduce our payables.

Net cash used in operating expenses for the six months ended June 30, 2008 was $580,310 as compared to $851,476 for the six months ended June 30, 2007. We used cash in the six months ended June 30, 2008 to fund our operating loss of $152,611 as well as for increases in our accounts receivable and inventory and decreases in our accounts payable and accrued expenses, which were offset by an add-back of non-cash items totaling $326,002 These non-cash items included depreciation and amortization $21,538, and the beneficial conversion feature and other interest cost amortization $270,180 related to our convertible notes. During the six months ended June 30, 2007 we used cash to fund our operating loss of $2,118,642 as well as an increase in inventory and a decrease in accounts payable which were offset by decreases in accounts receivable, other assets and accrued expenses together with an add-back of non-cash items totaling $1,904,502

Net cash used in operating activities in each of the six months ended June 30, 2008 and the six months ended June 30, 2007 were also impacted by our revenue recognition policy which provides that we record revenues from long term construction projects on a percentage of completion basis. Costs and estimated earnings in excess of billings decreased $46,903 for six months ended June 30, 2008 as compared to an increase $300,030 for six months ended June 30, 2007, while billings in excess of costs and estimated earnings increased $74,526 for the six months ended June 30, 2008 and decreased $198,552 for the comparable period in fiscal 2007.

Net cash used in investing activities was $716,755 in the six months ended June 30, 2008 as compared to $72,166 in the six months ended June 30, 2007. This increase is primarily attributable to our construction cost in relation to our new facility.

Net cash provided by financing activities for six months ended June 30, 2008 was $198,614 as compared to $2,640,922 in the six months ended June 30, 2007. During the 2008 period we received $203,872 from an increase in our factor payable which was offset by a repayment of notes payable of $5,258.

From time to time Mr. Marmion, our CEO and principal stockholder, advances us funds for working capital purposes. A portion of these advances are unsecured, bear interest at 6% per annum and are due on demand. At June 30, 2008 we owed him $334,056.

Our capital commitments for the remaining of 2008 include approximately $400,000 which is related to the costs associated with completing our new facility. We spent approximately $692,577 during the year on this project.. In the second quarter 2008, we entered into a Line of Credit Agreement up to $500,000 with Aquent LLC. The agreement is to provide factoring for the company at what we believe to be much better terms than were had with our previous factoring company. At June 30, 2008 we had $0 outstanding under this line of credit with a current interest rate of 1.75% per annum. The factor payable at June 30, 2008 was what was still outstanding under the previous factoring agreement.

We believe this will enable us to have the additional capital to fund anticipated increases in our accounts receivables as a result of increases in our revenues, any expansion of our labor force and other costs associated with the anticipated growth of our company. Although, given that our orders on the general purpose wall mount units have declined, we are anticipating a new influx of orders for our explosion proof equipment.

We also presently have approximately $2,719,927 principal outstanding, exclusive of debt discount, under the convertible debentures we issued during the second quarter of fiscal 2008. The debentures have a five year term and bear interest at 12% per annum, compounded daily. The interest is payable monthly, in advance. Beginning in October 2007 we were required to make amortizing payments of principal plus interest in the amount equal to $224,375.41 and this amount can be satisfied by conversion of the debenture into shares of our common stock. During the six months ended June 30, 2008 approximately we have not made any of the amortizing payments, however, we have continued to make monthly interest payments.

We need to raise additional capital to provide sufficient funds to complete the construction of our facility and for general working capital. In addition, we are seeking financing to restructure the remaining outstanding debentures or to retire same. Our ability to raise additional capital, however, is hindered by the terms of the debentures, including:

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

•          we are required to make monthly amortizing payments of approximately $224,000 on the debentures which have been partially made through the issuance of shares of our common stock. These issuances are continuing to dilute our existing stockholders and may have the effect of adversely impacting the market price of our common stock.

We do not presently have any firm commitments for this additional funding and there are no assurances we will be successful in obtaining same. If we are unable to raise capital as needed to complete our manufacturing facility, fund our operating expenses and pay our obligations as they become due, our ability to continue as a going concern is in jeopardy. In that event, our growth plans would be scaled back and we could be forced to cease some or all of our existing operations. If we were forced to cease operations, you would lose your entire investment in our company.

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

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the six months ended June 30, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

In June 2008 we entered into a Line of Credit Agreement and related agreements with Aquent LLC pursuant to which it provided us with a credit line of up to $500,000 for which advances may be made on our eligible receivables at 85% of the face amount of the receivable pursuant to the terms of a Merchant Services Agreement. Interest is payable on the advances at an index rate of 1.75% per 30 days. Under the terms of this one year agreement, we granted Aquent LLC a blanket security interest and Mr. Marmion, our CEO, and Ms. Raidl, our Treasurer, personally guaranteed our obligations under these agreements. Mr. Marmion and Ms. Raidl are husband and wife. In connection with this transaction, Dutchess Private Equities Fund, Ltd., the holder of our outstanding $2,719,927 principal amount convertible debentures, entered into a Intercreditor Agreement with our company and Aquent LLC pursuant to which it subordinated its security interest in our assets to Aquent LLC.

Copies of the Line of Credit Agreement, Promissory Note, Merchant Services Agreement, Security Agreement, Guaranty Agreement and Intercreditor Agreement are filed as Exhibits 10.12, 10.13, 10.14, 10.15, 10.16 and 10.17, respectively, to this report. The foregoing descriptions are qualified in its entirety by reference to the full text of such exhibits.

Item 6.	Exhibits.

No.	Description
10.12	Line of Credit Agreement dated June 20, 2008 by and between Aquent LLC, Marmion Industries Corporation, and Marmion Investments, Inc.
10.13	Promissory Note in the principal amount of $500,000 to Aquent LLC dated June 20, 2008
10.14	Merchant Services Agreement dated June 20, 2008 by and between Marmion Industries Corporation, Marmion Investments, Inc. and Aquent LLC.
10.15	Security Agreement dated June 20, 2008 by and between Aquent LLC, Marmion Industries Corporation, and Marmion Investments, Inc.
10.16	Guaranty Agreement dated June 20, 2008 by and between William H. Marmion III and Ellen M. Raidl and Aquent LLC.
10.17	Intercreditor Agreement dated July 18, 1008 between Dutchess Private Equities Fund, Ltd., Marmion Industries Corp. and Aquent LLC
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARMION INDUSTRIES CORP.

By: /s/ Wilbert H. Marmion, III

Wilbert H. Marmion, III, Chief Executive Officer, President

Date: August 14, 2008

By:/s/ Ellen Raidl

Ellen Raidl, Treasurer, principal financial and accounting officer

Date: August 14, 2008