Form 10-Q
period 2008-09-30
MARMION INDUSTRIES CORP
filed 2008-11-18
CIK 1123195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes [  ]  No [√]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 90,741,190 shares of common stock are issued and outstanding as of November 13, 2008.

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

PART I - FINANCIAL INFORMATION

MARMION INDUSTRIES CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$62,371	$1,291,966
Accounts receivable, net of allowance for doubtful accounts of $6,733 and $84,818 respectfully	677,498	539,629
Costs and estimated earnings in excess of billings on uncompleted contracts	—	46,903
Inventory	306,348	176,251
Employee Advances	—	250
Prepaid Expenses	15,385	10,408

Total Current Assets	1,061,602	2,065,406

Property and equipment, net of $202,269 and $170,033 accumulated depreciation, respectively	1,261,713	410,694
Deferred Financing Cost	35,000	87,500
Total Assets	$2,358,315	$2,563,600

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts Payable	$431,695	$499,331
Accrued Expenses	65,865	81,650
Accrued Salaries - Officers	344,592	344,592
Advances-Stockholder	334,056	334,056
Current Maturities of Notes Payable	11,888	10,847
Convertible Note Payable-Current	1,967,758	1,691,940
Factor Payable	56,613	—
Billings in excess of costs and estimated earnings on uncompleted contracts	29,169	49,145

Total Current Liabilities	3,241,636	3,011,561

Notes Payable, net of current maturities	13,756	22,807
Convertible Note Payable, net of current maturities	516,991	460,950

Total Liabilities	3,772,383	3,495,318

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S EQUITY (DEFICIT):
Series A preferred stock, $.001 par value, 500,000,000 shares designated, 9,500,000 and 9,500,000 shares issued and outstanding, respectively	9,500	9,500
Series B preferred stock, $.001 par value, 30,000,000 shares designated, 30,000,000 and 30,000,000 shares issued and outstanding, respectively	30,000	30,000
Common stock, $.001 par value, 500,000,000 shares authorized, 90,741,190 and 85,356,487 shares issued and outstanding, respectively	90,741	85,356
Additional paid-in capital	15,236,831	15,187,021
Accumulated deficit	(16,781,140)	(16,243,595)

Total Stockholder’s Equity (Deficit)	(1,414,068)	(931,718)

Total Liabilities and Stockholder’s Equity (Deficit)	$2,358,315	$2,563,600

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$944,398	$1,594,578	$4,239,208	$4,974,858

COSTS OF SALES	834,836	1,228,092	3,289,590	4,108,099

GROSS MARGIN	109,562	366,486	949,618	866,759

COSTS AND EXPENSES:
Salaries and employee benefits	128,472	147,056	402,868	397,806
General and administrative	137,976	158,274	421,748	516,655
Depreciation and amortization	10,698	11,728	32,236	31,038

TOTAL COSTS AND EXPENSE	277,146	317,058	856,852	945,499

INCOME (LOSS) FROM OPERATIONS	(167,584)	49,428	92,768	(78,740)

OTHER INCOME (EXPENSE):
Interest expense	(217,556)	(229,722)	(645,718)	(2,220,196)
Other income	205	36,861	15,407	36,861

NET LOSS	$(384,935)	$(143,433)	$(537,545)	$(2,262,075)

Net loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	90,741,190	64,424,636	89,905,201	58,114,236

See notes to consolidated financial statements.

MARMION INDUSTRIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net Loss	$(537,545)	$(2,262,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,236	31,038
Common Stock issued for services	34,281	15,829
Beneficial conversion feature and other interest cost amortized	405,270	2,011,882
Changes in assets and liabilities:
Accounts receivable	(137,869)	(276,261)
Inventory	(130,097)	(253,023)
Other Assets	(4,727)	(12,723)
Costs and estimated earnings in excess of billings	46,903	(84,174)
Accounts payable	(67,634)	(63,419)
Accrued expenses	(15,785)	(8,162)
Billings in excess of costs and estimated earnings	(19,976)	(80,056)

Net cash used in operating activities	(394,943)	(981,144)

INVESTING ACTIVITIES:
Purchase of property and equipment	(883,255)	(318,640)

Net cash used in investing activities	(883,255)	(318,640)

FINANCING ACTIVITIES:
Advances, shareholder (net)	—	(190,000)
Net change in factor payable	56,613	221,864
Net proceeds from convertible note payable	—	2,860,000
Repayments of convertible note payable	—	(211,523)
Repayments of notes payable	(8,010)	(7,098)

Net cash provided by financing activities	48,603	2,673,243

NET CHANGE IN CASH	(1,229,595)	1,373,459
CASH, beginning of period	1,291,966	1,785

CASH, end of period	$62,371	$1,375,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$260,419	$113,156
Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES:
Conversion of debt to equity	$20,911	$99,355
Issuance of warrants with debt	$—	$940,716

See notes to consolidated financial statements.

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Marmion Industries Corp.(the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from negative working capital and shareholder deficiency as of December 31, 2007 and September 30, 2008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

Inventory

Finished goods are stated at the lower of cost or net realizable value using a first-in, first-out method of costing. At September 30, 2008, inventory totaling $306,348 consisted of $87,790 in finished goods and $218,558 in raw material.

Property and Equipment

Components of property and equipment, at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Vehicles	$219,719	$219,719
Warehouse equipment	71,352	71,634
Computers	19,230	19,230
Furniture and fixtures	6,498	6,498
Land	209,587	209,587
Building	926,008	46,628
Software	11,587	7,431
	1,463,981	580,727
Less: accumulated depreciation and amortization	(202,269)	(170,033)

	$1,261,713	$410,694

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the building account is capitalized interest of $30,000 and $0 as of September 30, 2008 and December 31, 2007 respectively.

New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

NOTE 2 – RELATED PARTY TRANSACTIONS

ADVANCES - STOCKHOLDER

The outstanding owed to such stockholder is $132,412 as of September 30, 2008. The additional $201,645 owed is non interest bearing debt. The advances are unsecured and are due upon demand. Interest on these new advances is being accrued at 6% per annum. Accrued interest as of September 30, 2008 for the stockholder advances is $44,843.

NOTE 3 – CONVERTIBLE DEBT

As of September 30, 2008, $20,911 in principal had been converted to 3,884,703 shares of common stock with regards to the convertible debentures.

NOTE 4 – COMMON STOCK

In February 2008, the Company engaged Wakabayashi Fund LLC to provide non-exclusive public relations including serving as an investment banking liaison for a six month term. Compensation for this service was the issuance of 1,500,000 shares of restricted stock. An expense of $12,000 was recorded related to these shares.

NOTE 5 – SUBSCRIPTION AGREEMENT

On March 22, 2007, we entered into a Subscription Agreement with certain accredited investors pursuant to which they agreed to issue up to $3,000,000 of principal amount of convertible debentures and warrants to purchase 100,000,000 shares of our common stock (the “Purchase Agreement”). The convertible debentures have a 5 year term and bear interest at twelve percent (12%). Beginning on the 7th month following issuance, we are required to make amortizing payments of principal plus interest in the amount equal to $224,375.41. If a registration statement is effective, this amount can be satisfied by conversion of the debenture. The debentures are convertible into our common stock pursuant to a “variable conversion price” equal to the lesser of $0.075 or 75% of the lowest bid price for our common stock during the 20 trading day period prior to conversion. Provided, however, upon an event of default this conversion price will be reduced to the lesser of the then current conversion price or 50% of the lowest bid price for the 15 trading days prior to conversion. In no event shall the conversion price be less than $0.001 per share. In addition, upon an event of default, the holder can exercise its right to increase the face amount of the debenture by 10% for the first default and by 10% for each subsequent event of default. In addition, the holder may else to increase the face amount by 2.5% per month paid as liquidated damages The maximum amount that the face amount may be increased by holder for all defaults under the note and any other transaction document is 30%. The debenture is secured by a 1st lien, a guaranty by our subsidiary and a pledge of 4 million shares of Mr. Marmion’s Series B Preferred Stock

MARMION INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of these debentures and the related warrants, the debentures and the warrants are convertible/exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the debenture or unexercised portions of the warrants) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

Many projects that were due to deliver in the later part of September were delayed due to the effects of Hurricane Ike and Hurricane Gustov. These storm related delays have also adversely affected scheduling with our customers and several projects have been delayed to the fourth quarter of 2008. Finally, the general downturn in the economy has adversely affected the commercial division in that two of the projects we were anticipating were either cancelled or postponed.

Our long-term plans for growth include continued expansion of our industrial base into Louisiana. We have obtained the necessary licenses in Louisiana and during the first and second quarters of 2008 we received our first orders from customers in Louisiana.

Historically, we generally outsourced approximately 5% of our manufacturing. In fiscal 2005, we acquired several pieces metal manufacturing equipment which allowed us to reduce our outsourcing needs and permitted us to take on a diversified work load. During fiscal 2007 we also purchased additional equipment which permitted us to facilitate additional in-house fabrication, thereby cutting time and cost associated with outsourcing this work. We believe that by moving more of our manufacturing in-house with the use of our new equipment has played a large role in our gross profit margins increasing during the nine months ended September 30, 2008. Unfortunately, as described later in this report, our gross margins declined during the three months ended September 30, 2008 from the comparable period in fiscal 2007 as a result of increased raw material and fuel costs which were not passed on to our customers. Subsequent to the end of the quarter, there has been a decline in both raw material and fuel costs. Accordingly, assuming those price declines continue or stabilize, we anticipate that we will generate higher margins in the fourth quarter.

Another of our challenges in growing our company was our ability to attract and retain top quality employees which we believe is necessary to accomplish our business objectives. In addition to the competitive market in which we operate, this challenge was made more difficult by our failure to offer any type of benefits program to our employees. Managing our cash flow has also been a historical challenge for our company in particular because our customers normally pay on 45 to 60 day intervals and our suppliers bill us on 30 day terms.

Finally, we believed our ability to continue to grow our business was dependent upon larger facilities. In August 2007 we purchased 2.75 acres of real property and in March 2008 we began construction on a 32,900 square foot facility. We anticipate that the cost of this facility, including the purchase of additional equipment which will permit us to increase our production, will be approximately $1,100,000. During the nine months ended September 30, 2008 we have spent approximately $879,380 of the projected budget and as of the date of this report we estimate the facility to be approximately 80% complete. We will need to invest approximately $232,000 of additional capital to complete the facility as planned and to meet our targeted move in date of 2008. We do not, however, have sufficient funds available and will need to raise the capital from outside sources. As a result of the lack of liquidity in the U.S. capital markets we are presently unable to obtain a commercial loan to complete the facility. Accordingly, we are dependent upon raising equity or debt financing to provide sufficient funds. While we are currently in negotiations with third parties to secure this capital, as well as additional funds we believe are necessary to fund our future operations, we do not presently have any firm commitments for the capital and there can be no assurances we will be able to obtain the funds in a timely manner, if at all. In this event our operations will continue in our current location until such time as we are able to raise sufficient capital to complete our new facility.

Because of the size of our company and the relatively limited market for our securities, like many small public companies we face many challenges in our efforts to raise capital and generally the cost of the capital is very high in relation to costs to larger public companies. In order to provide sufficient capital to meet these challenges, in fiscal 2007 we sold $3,000,000 principal amount of debentures in a transaction described later in this section. The proceeds from this transaction have provided capital to build the new manufacturing facility, reduce related party obligations and purchase new company vehicles as well as providing cash for operations. While these debentures have provided us the much needed cash to address some of our challenges, the cost of the financing, both in the form of interest payments and non-cash expenses we were required to recognize under generally accepted accounting principles as a result of the terms, were significant to our company. On June, 2008, we entered into a Line of Credit Agreement up to $500,000 with Aquent LLC. pursuant to which it provided us with a credit line for which advances may be made on our eligible receivables at 85% of the face amount of the receivable pursuant to the terms of a Merchant Services Agreement. We believe that the terms of this factoring agreement are more favorable than the terms were under our previous factoring agreement. The prior factoring agreement expired at the end of 2007 and the board of directors agreed to open a line of credit with reference to our accounts receivable with another firm. At the time of the change, the company did not have a balance owing to the prior company.

Results of Operations

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

The following table provides, for the periods indicated, certain key ratios:

	September 30,		Change (+/-)
	2008	2007
	(unaudited)
Cost of sales as a percentage of revenues	88.4%	77.0%	+11.4%
Gross profit margin	11.6%	23.0%	-11.4%
Total costs and expense as a percentage of revenues	29.3%	19.9%	+.9.4%
Salaries and employee benefits as a percentage of revenues	13.6%	9.2%	+4.4%
General and administrative as a percentage of revenues	14.6%	9.9%	+4.7%

Revenues. Our revenues decreased approximately 41% for the three months ended September 30, 2008 from the three months ended September 30, 2007. During three months ended September 30, 2008, approximately 60% of our revenues were attributable to equipment for the petrochemical industry and approximately 40% were attributable to our commercial division as compared to approximately 47% and approximately 53%, respectively, for the comparable period in fiscal 2007 . The decrease in revenues in the 2008 period is primarily attributable to a decline in sales to one of our larger industrial customers in our commercial division. We believe our revenues may continue to decrease during the balance of 2008 due to our major supplier, Marvair, allowing our competition into the industrial market to sell their general purpose wall mount air conditioners as well as two major commercial jobs ending between May 2008 and August 2008. . As we have continued our expansion efforts of our industrial division into the Louisiana market, we have continued to receive purchase orders from those contacts and anticipate the revenues will assist in counteracting the decrease stated above

Cost of Sales and Gross Profit Margin. The increase in our cost of sales as a percentage of revenues for the three months ended September 30, 2008 versus the three months ended September 30, 2007 is attributable to the ongoing price increases in raw materials such as metal and fuel during the quarter. As a result of increased competitiveness in our market, we did not increase our pricing to factor in these increased costs. As a result our gross profit margins were lower in three months ended September 30, 2008 than the three months ended September 30, 2007. We anticipate that with the price of oil and metal dropping during the fourth quarter, our costs of sales will stabilize.

Total Cost and Expenses. Our total costs and expenses include certain variable costs associated with increases in gas, insurance as well as certain fixed costs associated with our overhead and additional fees associated with our reporting requirements under Federal securities laws. Our total costs and expenses decreased approximately 13% in the three months ended September 30, 2008 from the three months ended September 30, 2007 which reflected decreases in depreciation and amortization expenses, salaries and employee benefits and decreases in general and administrative expenses, including:

•          Salaries and employee benefits. Salaries and employee benefits decreased approximately 13% in the three months ended September 30, 2008 from the three months ended September 30, 2007 which reflects the temporary loss of three employees during the period, including our Vice President/Sales Manager. Subsequent to September 30, 2008, we have hired a new Vice President/Sales Manager. As a percentage of revenues, salaries and employee benefits increased slightly in for the three months ended September 30, 2008 to approximately 13.6% as compared to approximately 9.2% for the comparable period in fiscal 2007. This increase reflects our decrease in revenues during the 2008 period.

•          General and administrative. General and administrative expenses decreased approximately 13% in the three months ended September 30, 2008 from the three months ended September 30, 2007. This change is primarily attributable to a strategic budgeting of our resources undertaken in an effort to reduce certain fixed expenses. General and administrative expenses as a percentage of revenues increased in the three months ended September 30, 2008 from the three months ended September 30, 2007 as a result of the decrease of revenues in the 2008 period. While we anticipate that the move to our new facility which is scheduled for the end of 2008 will result in certain cost savings and greater efficiencies, we anticipate that expenses associated with insurance as well as energy costs will continue to escalate in 2008.

•          Depreciation and Amortization. Depreciation and amortization expense decreased approximately 9% in the three months ended September 30, 2008 from the three months ended September 30, 2007. Reclassifications have been made to the prior period to conform to the presentations of the current period. We anticipate that depreciation and amortization will increase in future periods, as it will include assets associated with our new manufacturing facility which is currently under construction. As a result of the uncertainty as to the completion date of this facility, we are unable to predict when depreciation and amortization will increase or to quantify the expected increase.

Other income (expense). Interest expense decreased approximately $12,166 in the three months ended September 30, 2008 from the three months ended September 30, 2007 largely as a result of interest payment due on the debenture. During 2007 we cumulatively issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in the three months ended September 30, 2008 includes $88,414 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans. In 2007 we recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition we recorded a beneficial conversion feature value of $1,285,769 for the below market conversion rights of the final $2,250,000 of such debt and another $646,649 for the additional debt discount attributed the warrants issued. The $1,285,769 of beneficial conversion rights were expensed in 2007 as interest expense, as such debt was convertible at the option of the holder at any time. Reclassifications have been made to the amortization of debt discount and deferred financial costs in the prior period to conform to the presentations of the current period.

Other income (expense) for three months ended September 30, 2008 also included $205 of other income which represented interest earned on our cash deposits.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

The following table provides, for the periods indicated, certain key ratios:

	September 30,		Change (+/-)
	2008	2007
	(unaudited)
Cost of sales as a percentage of revenues	77.6%	82.6%	-5.0%
Gross profit margin	22.4%	17.4%	+5.0%
Total costs and expense as a percentage of revenues	20.2%	19.0%	+1.2%
Salaries and employee benefits as a percentage of revenues	9.5%	8.0%	+1.5%
General and administrative as a percentage of revenues	9.9%	10.4%	-0.5%

Revenues. Our revenues decreased approximately 15% for the nine months ended September 30, 2008 from the nine months ended September 30, 2007. During nine months ended September 30, 2008, approximately 52% of our revenues were attributable to equipment for the petrochemical industry and approximately 48% were attributable to our commercial division as compared to approximately 38% and approximately 62%, respectively, for the comparable period in fiscal 2007. As set forth above, the decrease in revenues in the 2008 period is primarily attributable to a decline in sales to one of our larger industrial customers.

Cost of Sales and Gross Profit Margin. The decrease in our cost of sales as a percentage of revenues for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007 is attributable to due to more efficient manufacturing procedures coupled with new quality and purchasing controls, offset by increased raw material and fuel costs during the third quarter as discussed earlier in this report. As a result our gross profit margins were higher in nine months ended September 30, 2008 than the nine months ended September 30, 2007.

Total Cost and Expenses. Our total costs and expenses decreased approximately 9% in the nine months ended September 30, 2008 from the nine months ended September 30, 2007 which reflected increases in depreciation and amortization expenses and salaries and employee benefits, offset by decreases in general and administration expenses. Our total costs and expenses as a percentage of revenues in the nine months ended September 30, 2008 increased from nine months ended September 30, 2007 primarily as a result of increases in our professional fees, travel and miscellaneous taxes. Included in the changes during the nine month period are:

•          Salaries and employee benefits. Salaries and employee benefits increased approximately 1% in the nine months ended September 30, 2008 from the nine months ended September 30, 2007 which reflects salary increases offset by a temporary decrease in employees as described earlier in this report. As a percentage of revenues, salaries and employee benefits are approximately 9.5% during the 2008 period as compared to approximately 8% during the 2007 period. The increase reflects our overall decline in revenues in the 2008 period.

•          General and administrative. General and administrative expenses decreased approximately 18% in the nine months ended September 30, 2008 from the nine months ended September 30, 2007. This change is primarily attributable to a strategic budgeting of our resources undertaken in an effort to reduce certain fixed expenses. General and administrative expenses as a percentage of revenues decreased in the nine months ended September 30, 2008 from the nine months ended September 30, 2007.

•          Depreciation and Amortization. Depreciation and amortization expense increased approximately 4% in the nine months ended September 30, 2008 from the nine months ended September 30, 2007. Reclassifications have been made to the prior period to conform to the presentations of the current period. We anticipate that depreciation and amortization in 2008 will increase as it will include assets associated with our new manufacturing facility which is currently under construction as described elsewhere herein.

Other income (expense). Interest expense decreased approximately $1,574,478 in the nine months ended September 30, 2008 from the nine months ended September 30, 2007. As described elsewhere herein, during 2007 we issued $3,000,000 principal amount of debentures which pay interest at 12% per annum, compounded daily. Interest expense in the nine months ended September 30, 2008 includes $260,419 of interest paid on these debentures, as well as interest on other notes payable related to automotive loans. . In 2007 we recorded $140,000 deferred financing costs attributed to this transaction as of March 31, 2007, to be amortized as such debts are converted to equity or over the maturity term of such debt, whichever method is more representative of the term of such debt. In addition we recorded a beneficial conversion feature value of $1,741,702 for the below market conversion rights of such debt and another $940,716 for debt discount attributed the warrants issued. The $1,741,702 of beneficial conversion rights were expensed in 2007 as interest expense, as such debt was convertible at the option of the holder at any time. Reclassifications have been made to the amortization of debt discount and deferred financial costs in the prior period to conform to the presentations of the current period

Other income (expense) for nine months ended September 30, 2008 also included $15,407 of other income which represented interest earned on our cash deposits.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2008 and December 31, 2007:

	September 30,	December 31,	$ of
	2008	2007	Change
	(unaudited)
Working capital (deficit)	(2,180,034)	(946,155)	1,223,879
Cash	62,371	1,291,966	(1,229,595)
Accounts receivable, net	677,498	539,629	137,869
Inventory	306,348	176,251	130,097
Total current assets	1,061,602	2,065,406	(1,003,804)
Property and equipment, net	1,261,713	410,694	851,019
Total assets	2,358,315	2,563,600	(205,285)

Accounts payable	431,695	499,331	(67,637)
Convertible notes payable - current	1,967,758	1,691,940	275,818
Factor payable	56,613	-	56,613
Total current liabilities	3,241,636	3,011,561	230,075
Total liabilities	3,772,383	3,495,318	277,065

Our working capital deficit has increased substantially from December 31, 2007 to September 30, 2008. This change is primarily attributable to a decrease in cash of approximately $1.2 million. During the nine months ended September 30, 2008 we used approximately $897,380 of cash in connection with the construction of our new facility. We also used cash to fund an increase in our accounts receivable of approximately $138,000, net of allowance for doubtful accounts, as well as to increase our inventory by approximately $130,000 and reduce our payables by approximately $68,000.

Net cash used in operating expenses for the nine months ended September 30, 2008 was $394,943 as compared to $981,144 for the nine months ended September 30, 2007. We used cash in the nine months ended September 30, 2008 to fund our loss of $537,545 as well as for increases in our accounts receivable and inventory and decreases in our accounts payable and accrued expenses, which were offset by an add-back of non-cash items totaling $471,787 These non-cash items included depreciation and amortization $32,236, and the beneficial conversion feature and other interest cost amortization $405,270 related to our convertible notes. During the nine months ended September 30, 2007 we used cash to fund our loss of $2,262,075as well as an increase in accounts receivable, inventory and other assets and a decrease in accounts payable and accrued expenses together with an add-back of non-cash items totaling $2,058,749.

Net cash used in operating activities in each of the nine months ended September 30, 2008 and the nine months ended September 30, 2007 were also impacted by our revenue recognition policy which provides that we record revenues from long term construction projects on a percentage of completion basis. Costs and estimated earnings in excess of billings increased $46,903 for nine months ended September 30, 2008 as compared to an decrease $84,174 for nine months ended September 30, 2007, while billings in excess of costs and estimated earnings decreased $19,976 for the nine months ended September 30, 2008 and decreased $80,056 for the comparable period in fiscal 2007.

Net cash used in investing activities was $883,255 in the nine months ended September 30, 2008 as compared to $318,640 in the nine months ended September 30, 2007.

Net cash provided by financing activities for nine months ended September 30, 2008 was $48,603 as compared to $2,673,243in the nine months ended September 30, 2007. During the 2008 period we received $56,613 from an increase in our factor payable which was offset by a repayment of notes payable of $8,010.

From time to time Mr. Marmion, our CEO and principal stockholder, advances us funds for working capital purposes. A portion of these advances are unsecured, bear interest at 6% per annum and are due on demand. At September 30, 2008 we owed him $334,056.

Our capital commitments for the remaining of 2008 include approximately $232,000 which is related to the costs associated with completing our new facility. We spent approximately $879,380 during the year on this project.. In the second quarter 2008, we entered into a Line of Credit Agreement up to $500,000 with Aquent LLC. The agreement is to provide factoring for the company at what we believe to be much better terms than were had with our previous factoring company. At September 30, 2008 we had $56,613 outstanding under this line of credit with a current interest rate of 1.75% per annum.

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

We also presently have approximately $2,719,927 principal outstanding, exclusive of debt discount, under the convertible debentures we issued during March 2007. The debentures have a five year term and bear interest at 12% per annum, compounded daily. The interest is payable monthly, in advance. Beginning in October 2007 we were required to make amortizing payments of principal plus interest in the amount equal to $224,375.41 and this amount can be satisfied by conversion of the debenture into shares of our common stock. During the nine months ended September 30, 2008 approximately we have not made any of the amortizing payments, however, we have continued to make monthly interest payments. At September 30, 2008, we owe $1,974,500 in amortizing principal payment that have not been made. As a result of our failure to make interest and principal payments when due, we continue to negotiate a possible restructure of the obligation as we have not received a notice of default from the debenture holders. The holders, however, may elect to avail themselves of remedies available to them if an event of default is exercised.

We need to raise additional capital to provide sufficient funds to complete the construction of our facility and for general working capital. In addition, we are seeking financing to restructure the remaining outstanding debentures or to retire same. Our ability to raise additional capital, however, is hindered by the terms of the debentures, including:

•          we agreed that for the period ended on the earlier of 180 days following the registration of all shares underlying the debentures or the payment of all principal and interest due under the debentures that we would not sell any additional securities or file any registration statements without the prior consent of the debenture holder,

•          the debentures and the warrants contain ratchet provisions if we do enter into new financing transactions at prices less than the conversion terms of the debentures, and

•          we have granted the debenture holders a lien on all of our assets.

We continue to aggressively seek to raise the capital necessary to not only complete our manufacturing facility but to fund our operating expenses, pay our obligations as they become due and repay the debenture obligations. Although we are currently in negotiations with third parties to secure this capital, our abilities to secure the capital are made more difficult by the size and leverage of our company combined with the uncertainties in the capital markets. We do not, however, presently have any firm commitments for this additional funding and there are no assurances we will be successful in obtaining same. If we are unable to raise capital as needed to complete our manufacturing facility, fund our operating expenses and pay our obligations as they become due, our ability to continue as a going concern is in jeopardy. In that event, our growth plans would be scaled back and we could be forced to cease some or all of our existing operations. If we were forced to cease operations, you would lose your entire investment in our company.

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

During the analysis of our internal controls at December 31, 2007 in connection with our implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we identified a number of controls, the adoption of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Our analysis identified control deficiencies related to our recordation of inventory, accounts payable, notes payable/debentures, prepaid expenses and unique or one time or first time transactions. While we have taken certain remedial steps during the nine months ended September 30, 2008 to correct these control deficiencies, we have an inadequate number personnel with the requisite expertise in generally accepted accounting principles to ensure the proper application thereof. Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Date: November 18, 2008

By: /s/ Ellen Raidl

Ellen Raidl, Treasurer, principal financial and accounting officer

Date: November 18, 2008